Form 10-K
period 2006-12-31
Renaissance Acquisition Corp.
filed 2007-04-02
CIK 1363171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _______________
Commission file number: 001-33258
RENAISSANCE ACQUISITION CORP. (Exact name of registrant as specified in its charter)

Delaware	20-4720414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
50 East Sample Road, Suite 400 Pompano Beach, FL 33064 (Address of Principal Executive Offices, including ZIP Code)

(954) 784-3031 Registrant's Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant	American Stock Exchange
Common Stock, $0.0001 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [X]

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant's common stock held by non-affiliates on March 28, 2007 was approximately $98,311,200. Shares of common stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's common stock as of March 28, 2007 was 21,840,000.

Documents Incorporated by Reference

None.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Renaissance Acquisition Corp. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements frequently are identifiable by the use of words such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General development of the business

References to "we", "us", or the "Company" are to Renaissance Acquisition Corp.

We are a blank check company incorporated in Delaware on April 17, 2006 in order to serve as a vehicle for the acquisition of an operating business. On February 1, 2007, we completed our initial public offering ("IPO") of 15,600,000 units, and on February 16, 2007, we completed the closing of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00.  Beginning February 15, 2007, our common stock and warrants began trading separately on the American Stock Exchange.  The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $104,147,840 into a trust account (the "Trust Account") at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants and Charles Miersch and Morton Farber, directors to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer on February 1, 2007.

Our efforts to identify a prospective target business are not limited to a particular industry, although we are focusing our efforts on acquiring an operating business headquartered in North America in one of the following industries:

-  Consumer products -- including retail, mail order or direct to consumer products;

-  Consumer, business or financial services -- including banking, credit cards, other financial services and multi-unit restaurants including quick-service, fast-casual, casual dining, and fine dining segments; and

-  Manufacturing -- including the production of unique, disposable, reusable or consumable products.

Notwithstanding the foregoing, we are not limited by these areas of focus and may determine to consummate a business combination with a company not fitting these descriptions if we determine it would be in our stockholders' best interest.

After completion of our IPO, we began contacting investment bankers, private equity firms and other business contacts in order to generate ideas about a suitable business combination. We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business for our initial business combination. We did not retain an investment banking firm or fairness or valuation advisor to conduct a formal search for a business combination. Criteria for suitability included our management's assessment of the competitive strengths and weaknesses of the potential business targets, the outlook for the sectors in which the targets operated, the strength of the management team, and the quality of the assets to be acquired. Certain potential targets were considered unsuitable because they operated in industries that our management believed did not have good economic potential. Other targets were considered by management to have too great a level of business risk due to poor asset quality or poor or erratic financial results.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time.  We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Subject to the limitations that a target business has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Sources of target businesses

We believe based on our management's business knowledge and past experience that there are numerous acquisition candidates in the consumer products, manufacturing or services industries. Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, have and we expect will continue to bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or holders of our common stock prior to our IPO, or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our management has experience in evaluating transactions, particularly in the industries in which we intend to focus our efforts and will retain advisors as necessary to assist in its due diligence efforts. If we become aware of a potential business combination outside of such industries, we intend to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination.

Selection of a target business and structuring of a business combination

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the industry focus described above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. However, we also generally focus on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation. Additionally, we focus on companies that have historically exhibited the ability to increase revenues on an annual basis. Notwithstanding the foregoing, we are not limited by these areas of focus and may determine to consummate a business combination with a company not fitting these descriptions such as a company that may be suffering losses but which we believe based on our due diligence review of the company and discussions with management, customers and suppliers has potential to become profitable in the long term or whose business could become profitable under our management's leadership, if we determine it would be in our stockholders' best interest. Depending on our analysis, together with the analysis of any consultants, and advisors we may retain, of the effectiveness of management in the context of the company as a whole, we may determine to keep current management in place, replace management with outside personnel or replace or supplement current management with our management.

In evaluating a prospective target business, our management considers, among other factors, the following:

-    financial condition and results of operation (including whether a business is underperforming but could be improved with new management and changes to operational and capital strategies);

-    growth potential (including the degree to which opportunities for growth exist through internal expansion, industry consolidation, globalization or innovative business strategies);

-    experience and skill of management and availability of additional personnel;

-    capital requirements (including required working capital and capital expenditures, and their effect on the company's cash flows);

-    competitive position (including strength of brands, if any, customer loyalty and product quality relative to its competitors);

-    regulatory, technical or geographic barriers to entry, and their potential effect on the long term competitive environment of the target business;

-    stage of development of the products, processes or services including the degree of current or potential market acceptance of the products, processes or services;

-    proprietary features and degree of intellectual property protection of the products, processes, or services (including trade secrets and know-how); and

-    costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we have and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. As part of this evaluation we will consider various criteria, including those set forth above, and the extent to which they weigh favorably to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and its stockholders. The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

The target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we currently have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined for this purpose by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to, but we may, obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. In addition, we will obtain an opinion as to whether the transaction is fair to our stockholders. In any event, we will provide a copy of any opinion we receive from an investment banking firm to our stockholders.

Lack of business diversification

Our business combination must be with a target business or businesses that satisfies the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

-   subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

-   result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business' management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel, such as Barry W. Florescue, will remain in a senior management or advisory position with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of Barry W. Florescue and our other key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement or in some cases, replace, the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance or replace the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. Our stockholders will have at least 20 calendar days to vote on any transaction. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders who purchased Shares in our IPO, are voted in favor of the business combination and stockholders who purchased Shares in our IPO, owning less than 20% of the shares sold in our IPO both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each stockholder other than holders of our Common Stock prior to our IPO the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Stockholders who held shares of our common stock prior to our IPO will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether they owned such shares prior to our IPO or purchased such shares in the IPO or in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in this offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination.  Stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if stockholders (other than our officers, directors and affiliates) owning 20% or more of the shares sold in our IPO, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which stockholders (other than our officers, directors and affiliates,) owning 19.99% of the shares sold in our IPO may exercise their conversion rights and the business combination will still go forward. We have agreed that we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation that would have the effect of increasing or decreasing the 20% threshold.

Liquidation if no business combination

If we are unable to complete a business combination by January 29, 2009, we will distribute to all of our stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our stockholders have waived their rights to participate in any such distribution or any liquidation distribution with respect to shares they held before the IPO. There will be no distribution from the trust account or otherwise with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund. If such funds are insufficient, Barry W. Florescue has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

Our stockholders will be entitled to receive funds from the trust account only in the event of the liquidation of the trust account or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately [46] blank check companies that have completed initial public offerings in the United States with more than $[4.3] billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

-   our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

-   our obligation to convert into cash shares of common stock held by stockholders other than shareholders who owned common stock before our IPO to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

-   our outstanding warrants and option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

As of December 31, 2006, we had three executive officers and a treasurer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs and receive no salary or similar compensation. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not believe the value of these services to be significant to our operating results. We do not intend to add any additional full time employees prior to the consummation of a Business Combination. None of our employees is covered by a collective bargaining agreement.

Available Information

Our Internet website, which is located at http://www.renacq.com, is under construction. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission ("SEC") on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our warrants will expire worthless.
If we are unable to complete a business combination before January 29, 2009 and are forced to liquidate our assets, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the net proceeds of our initial public offering  not being held in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.
We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ''no-shop'' provision (a provision in letters of intent designed to keep target businesses from ''shopping'' around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

You will not be entitled to protections normally afforded to investors of blank check companies.
Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a ''blank check'' company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
Since August 2003, based upon publicly available information, approximately [96] similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only [23] companies have consummated a business combination, while 22 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and four companies have failed to complete business combinations and they have either dissolved or announced their intention to dissolve and will return trust proceeds to their stockholders. Accordingly, there are approximately 46 blank check companies with more than $4.3 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.
Of the net proceeds of our initial public offering, only $50,000 plus any amounts remaining that were set aside for offering expenses available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Holders of our common stock prior to the initial public offering are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.81 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. Although we are obligated to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders, there is no guarantee that such agreements, even if executed, would be enforceable under provisions of law. Furthermore, even if they execute such agreements, there is no guarantee that they will nevertheless not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our stockholders. We cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $5.81, plus interest, due to such claims. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our stockholders other than with respect to shares issued before our IPO, Barry W. Florescue, our chairman of the board and chief executive officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We currently believe that Mr. Florescue is of substantial means and capable of funding his indemnity obligations in light of our obligation to obtain waiver agreements as described above. However, we cannot assure you that he will be able to satisfy those obligations. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders entitled to distribution, at least $5.81 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
Our amended and restated certificate of incorporation provides that we will continue in existence only until January 29, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders within ten business days after January 29, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ''preferential transfer'' or a ''fraudulent conveyance''. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our stockholders promptly after January 29, 2009, this may be viewed or interpreted as giving preference to our stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
Although we will focus our search within certain industries in which our management has previous experience, we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Our management may not have adequate experience to evaluate businesses in certain industries. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our amended and restated certificate of incorporation authorizes the issuance of up to 72,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 7,663,333 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to the underwriter) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitment, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

-   may significantly reduce the equity interest of our current stockholders;

-   may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

-   will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

-   may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

-   default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

-   acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

-   our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

-   our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.
Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel such as Barry W. Florescue may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers' and directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Our officers and directors may in the future become affiliated with entities, including other ''blank check'' companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

We may engage in a business combination with one or more businesses that have relationships with holders of our stock prior to our initial public offering, which may raise potential conflicts of interest.
Members of our management, directors and holders of our stock prior to our initial public offering are investors in, or affiliated with entities that invest in, companies both in and out of the industries in which we intend to focus our search. We may decide to acquire one or more of the companies in which these entities or related parties are investors in connection with the business combination. Neither we, nor any representative acting on our behalf, has had any contacts with any such companies regarding a business combination. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with any such company is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our stockholders as they would have been absent any conflicts of interest.

Most of our officers and directors own shares of our common stock issued prior to our initial public offering and have an interest in RAC Partners, an entity controlled by our chairman and chief executive officer, which owns shares of common stock issued prior to our intial public offering and will own warrants following the initial public offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
Most of our officers and directors own shares of our common stock that were issued prior to our initial public offering and RAC Partners, an entity controlled by our chairman and chief executive officer, also purchased insider warrants upon consummation of our initial public offering. Such individuals have waived their right to receive distributions with respect to the shares they acquired before the initial public offering upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the insider warrants, and any warrants purchased by our officers or directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

-  a limited availability of market quotations for our securities;

-  a determination that our common stock is a ''penny stock'' which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

-   a limited amount of news and analyst coverage for our company; and

-   a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.
Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

-   solely dependent upon the performance of a single business, or

-   dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
When we seek stockholder approval of any business combination, we will offer each stockholder (but not persons who held our stock prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.
We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only [43] of the [80] blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business by January 29, 2009, we will be forced to liquidate. In addition, the requirement that we acquire a target business that has a fair market value of at least 80% of our net assets at the time of such acquisition together with our ability to proceed with a business combination if stockholders owning up to 20% of the shares sold in our initial public offering vote against our business combination and exercise their conversion rights, may require us to raise additional funds through the private sale of securities or incur indebtedness in order to enable us to effect such a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders (which could be up to 19.99% of the funds in the trust account), we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, including the consummation of a business combination.
Our existing stockholders (including all of our officers and directors) collectively own 17.9% of our issued and outstanding shares of common stock. In addition, Barry W. Florescue, our chairman and chief executive officer, has entered into an agreement with Ladenburg Thalmann & Co, Inc., the representative of the underwriters in our initial public offering, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue may vote these shares on a proposed business combination in any manner he chooses. Accordingly, our officers and directors may hold more than 17.9% of our issued and outstanding shares of common stock prior to the stockholder vote relating to a business combination and may influence actions requiring a stockholder vote, including a business combination. Additionally, until we consummate a business combination, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our ''staggered'' board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our amended and restated certificate of incorporation and by-laws contain certain provisions that may make it more difficult, expensive or otherwise discourage, a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our stockholders.
The existence of certain provisions in our amended and restated certificate of incorporation and by-laws may have a negative impact on the price of our common stock by discouraging a third party from purchasing our common stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of our company and preventing certain changes of control. In addition to our staggered board, which will be in place only until we consummate a business combination, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our amended and restated certificate of incorporation and by-laws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
We have issued warrants to purchase 35,880,000 shares of common stock as part of the units offered in our initial public offering (including the over-allotment) and the insider warrants to purchase 4,666,667 shares of common stock. We have also issued an option to purchase 650,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 1,300,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.
No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the resale of the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the resale of the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the resale of the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to net cash settle or cash settle any disallowed warrant exercise. If the prospectus relating to the resale of the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either be listed on the American Stock Exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you or while a prospectus is not current, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price herefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

If our stockholders exercise their registration rights with respect to the shares they acquired prior to our initial public offering or the shares they would receive upon the exercise of the insider warrants, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.
Our existing stockholders are entitled to make a demand that we register the resale of the shares they acquired prior to our initial public offering at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, RAC Partners is entitled to make a demand that we register the transfer of the insider warrants to its members in a liquidation or distribution and the purchasers of the insider warrants are entitled to make a demand that we register the resale of the shares underlying the insider warrants at any time after we execute a definitive agreement for a business combination. If our stockholders exercise their registration rights with respect to all of the shares they owned prior to our initial public offering, then there will be an additional 3,900,000 shares of common stock eligible for trading in the public market. If the purchasers of the insider warrants exercise the insider warrants and exercise their registration rights with respect to the underlying shares, then there will be an additional 4,666,667 shares of common stock eligible for trading on the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have been invested by the trustee only in United States ''government securities'' within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are, however, deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

-   restrictions on the nature of our investments; and

-   restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

-   registration as an investment company;

-  adoption of a specific form of corporate structure; and

-  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Item 1B. Unresolved Staff Comments

Inapplicable.

Item 2. Properties

We maintain our principal executive offices at 50 East Sample Road, Suite 400, Pompano Beach, Florida. The cost for this space is included in the $8,000 per-month fee BMD Management Company, Inc. charges us for general and administrative services pursuant to a letter agreement between us and BMD Management Company, Inc. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols "RAK.U," "RAK" and "RAK.WS," respectively.

As of March 28, 2007, there were approximately 7 stockholders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.
(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act:
Stockholders	Number of Shares
RAC Partners LLC	3,574,800
Barry W. Florescue	30,000
Logan D. Delany, Jr.	30,000
Stanley Kreitman	30,000
Charles Miersch	117,600
Morton Farber	117,600

Such shares (as adjusted for a 5,000-for-1 stock split effected in May 2006, a 1-for-1.1153846 reverse stock split effected in July 2006, the transfer in July 2006 by RAC Partners of 3,103 shares to each of the other stockholders at a purchase price of $0.0064 per share, the withdrawal of certain of our directors as members of RAC Partners in January 2007 described below and a stock dividend of one share for every five shares issued in January 2007) were issued on April 30, 2006 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0064 per share. Charles Miersch and Morton Farber redeemed their interests in RAC Partners and received 73,000 shares of common stock each which transactions are reflected in the table above. No underwriting discounts or commissions were paid with respect to such sales.

On July 12, 2006, RAC Partners agreed to purchase from us warrants to purchase 4,666,667 shares of common stock at $6.00 per share for a purchase price of $.45 per warrant, or an aggregate purchase price of approximately $2,100,000. In January 2007, in connection with the redemption of their interests in RAC Partners, Charles Miersch and Morton Farber each assumed the commitment of RAC Partners to purchase 109,500 warrants. Previously, RAC Partners had agreed to purchase warrants to purchase 2,833,333 shares of common stock at $5.00 per share for $.60 per warrant. The purchase was consummated on February 1, 2007.  These warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to RAC Partners and certain individuals who are sophisticated, wealthy accredited individuals. No underwriting discounts or commissions were paid with respect to such warrants.

On February 1, 2007, we closed our initial public offering of 15,600,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. On February 16, 2007, we consummated the closing of an additional 2,340,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $6.00 per unit, generating total gross proceeds of $107,640,000. Ladenburg Thalmann & Co. Inc. acted as lead manager for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-134444 and 140283). The Securities and Exchange Commission declared the registration statements effective on January 29, 2007. We paid a total of $4,811,160 in underwriting discounts and commissions and $715,232 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $102,113,608, of which $102,047,840 was deposited into the trust account and the remaining proceeds of $65,768 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 6. Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report for the period from April 17, 2006 (inception) to December 31, 2006 and as of December 31, 2006. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

RENAISSANCE ACQUISITION CORP.

(A development stage company)

Statement of Operations Information:
April 17, 2006 (inception) to December 31, 2006
Interest Income	$ 480
General and Administrative Expenses	(1998)
Net loss for the period	$ (1518)
_______
Net income (loss) per share:
Basic and Diluted	$ (0.00)

Weighted average shares outstanding:
Basic and Diluted	3,900,000

RENAISSANCE ACQUISITION CORP.
(A development stage company)

Balance Sheet Information:
December 31, 2006
ASSETS
Cash	$ 60,165
Deferred Offering Costs	327,727
Total assets	387,872
______
LIABILITIES
Accrued Expenses	1,917
Accrued Offering Costs	212,493
Notes Payable to Stockholder	150,000
Total liabilities	364,410

STOCKHOLDERS' EQUITY:
Preferred stock $.0001 par value, none authorized at December 31, 2006
Common stock $.0001 par value, 6,000,000 shares authorized; 3,900,000 issued and outstanding as of December 31, 2006	390
Additional paid-in capital	24,610
Deficit accumulated during the development stage	(1,518)
_____
Total stockholders' equity	23,482
Total liabilities and stockholders' equity	$ 387,892
_______

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risks related to our business" included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.

On February 1, 2007, we completed our initial public offering ("IPO") of 15,600,000 units, and on February 16, 2007, we completed the closing of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account (the "Trust Account") at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

We had not commenced any operations as of December 31, 2006 and, other than the note payable to Mr. Florescue, had no contractual obligations at that time.

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

-   may significantly reduce the equity interest of our stockholders;

-   may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

-   may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

-   default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

-   acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

-   our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

-   our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

We believe that the funds available to us outside of the trust account, together with the interest earned on the trust account balance that may be released to us, will be sufficient to allow us to operate for the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that, during the period following our initial public offering, we will incur approximately:

-   $192,000 for the administrative fee payable to BMD Management Company ($8,000 per month for twenty-four months);

-   $700,000 of expenses for legal, accounting and other third party expenses attendant to the due diligence investigation, structuring and negotiating of a business combination;

-   $100,000 of expenses for the due diligence of prospective target businesses by our officers, directors and existing stockholders;

-   $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

-   $833,000 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums.

The amount of available proceeds is based on management's estimates of the costs needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. Nevertheless, we do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

We are obligated to pay to BMD Management Company, an affiliate of Barry W. Florescue, our chairman and chief executive officer, a monthly fee of $8,000 for general and administrative services.

Impact of Recently Issued Accounting Pronouncements

 Reference is made to Note 2 of our Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Management does not believe that SFAS No. 155 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheet as of December 31, 2006
Statement of Income from April 17, 2006 (date of inception) to December 31, 2006
Statement of Stockholders' Equity from April 17, 2006 (date of inception) through December 31, 2006
Statements of Cash Flows from April 17, 2006 (date of inception) to December 31, 2006
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renaissance Acquisition Corp.

We have audited the accompanying balance sheet of Renaissance Acquisition Corp. (a development stage company) (the ''Company'') as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the periods from April 17, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Acquisition Corp. as of December 31, 2006 and the results of its operations and its cash flows for the periods from April 17, 2006 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
February 5, 2007
except for the 2nd paragraph of Note H as to which the date is March 27, 2007

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
December 31, 2006
ASSETS
Current assets:
Cash	$ 60,165
Total current assets	60,165
Deferred offering cost	327,727
Total assets	$387,892
______

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$ 1917
Accrued offering costs	212,493
Notes payable to stockholder	150,000
Total current liabilities	364,410
Stockholders' equity:
Common stock, $.0001 par value: 6,000,000 shares authorized
3,900,000 issued and outstanding	390
Additional paid-in capital	24,610
Deficit accumulated during the development stage	(1,518)
Total stockholders' equity	23,482
Total liabilities and stockholders' equity	$387,892
______

The accompanying notes are an integral part of these consolidated financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
April 17, 2006 (inception) to December 31, 2006
Interest income	$ 480
General and administrative expenses	(1998)
Net loss	$ (1518)
--- ---
Net loss per share:
Basic and Diluted	$ (0.00)
___ __
Weighted average shares outstanding
Basic and Diluted	3,900,000

The accompanying notes are an integral part of these consolidated financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 17, 2006 (inception)	-0-	$-0-	$-0-	$-0-	$-0-
Initial Capitalization from Founding Stockholders	3,900,000	$390	$24,610	$-0-	$25,000
Net loss	_______	___	____	$(1,518)	$(1,518)
Balance at December 31, 2006	3,900,000	$390	$24,610	$(1,518)	$23,482

The accompanying notes are an integral part of these consolidated financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
April 17, 2006 (inception) to December 31, 2006
Cash flows from operating activities
Net loss	$ (1518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Accrued expenses	1917
___
Net cash provided by operating activities	399

Cash flows from financing activities:
Proceeds from Note Payable to Stockholder	150,000
Proceeds from sale of common stock	25,000
Payment of offering costs	(115,234)
Net cash provided by financing activities	59,766
Net increase in cash	60,165
Cash at beginning of period	-0-
Cash at end of period	$ 60,165
_____
Supplemental Schedule of Non-cash financing activity:

Accrued deferred offering costs	$212,493
______

The accompanying notes are an integral part of these consolidated financial statements.

RENAISSANCE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A -- ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION

Renaissance Acquisition Corp. (the ''Company'') was incorporated in Delaware on April 17, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating company through a merger, capital stock exchange, asset acquisition and/or other similar transaction. The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operating results through December 31, 2006 relate to early stage organizational activities, and its ability to begin planned operations is dependent upon the completion of a financing. The Company has selected December 31 as its fiscal year end.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the proposed initial public offering of its Units (as described in Note C -- Proposed Offering), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward acquiring an operating company (''Acquisition''). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. Upon the closing of the Proposed Offering, approximately $5.82 per Unit sold in the Proposed Offering will be held in a trust account (''Trust Account'') and invested in ''government securities'' within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Account as described below. The remaining proceeds, along with up to $1,875,000 of interest income on the Trust Account that may be released to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the Acquisition, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Proposed Offering vote against the Acquisition and exercise their conversion rights, the Acquisition will not be consummated.

The Company's Amended and Restated Certificate of Incorporation will be amended prior to the Proposed Offering to provide that the Company will continue in existence only until 24 months from the Effective Date of the Proposed Offering (the ''Acquisition Period''). If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs and the proceeds held in the Trust Account will be distributed to the Company's stockholders, excluding the persons who were stockholders prior to the Proposed Offering (the ''Founding Stockholders'') to the extent of their common stock held prior to the Proposed Offering. However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Proposed Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note C).

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

[2] Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[3] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $750 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

[5] Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through December 31, 2006 that are related to the Proposed Offering and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Management does not believe that SFAS No. 155 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

NOTE C -- PROPOSED OFFERING

The Proposed Offering calls for the Company to offer for public sale up to 15,600,000 units, plus up to an additional 2,340,000 units solely to cover over-allotments, if any. Each unit will consist of one share of the Company's common stock and two warrants (''Warrants'') (collectively, a ''Unit''). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Proposed Offering or (b) the completion of an Acquisition. The Warrants will expire four years from the effective date of the Proposed Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreements relating to the Warrants to be sold and issued in the Proposed Offering and the Insider Warrants (see below), the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the shares underlying the Warrants and the Insider Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to cash settle or net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Certain of the Founding Stockholders have committed to purchase 4,666,667 Warrants (''Insider Warrants'') at $0.45 per Warrant (for an aggregate purchase price of approximately $2,100,000) privately from the Company. These purchases will take place simultaneously with the consummation of the Proposed Offering. All of the proceeds received from these purchases will be placed in the Trust Account. The Insider Warrants to be purchased by these stockholders will be identical to the Warrants underlying the Units being offered in the Proposed Offering except that (i) they will have an exercise price of $6.00 per share; (ii) the Company's only obligation to register the transfer of the warrants is to effect a transfer to the members of RAC Partners LLC (''RAC''), one of the stockholders making the commitment, in the event of RAC's liquidation or distribution and not a sale to the public and (iii) the Insider Warrants may be exercisable on a ''cashless basis'' at the holders' option so long as such securities are held by these stockholders or RAC and its affiliates. These stockholders have also agreed that the Insider Warrants will be put in escrow and will not be sold or, subject to certain limited exceptions (including in a distribution upon liquidation of RAC), transferred by them until after the Company has completed an Acquisition.

Barry W. Florescue, chairman and chief executive officer of the Company, has entered into an agreement with Ladenburg Thalmann & Co. Inc., the representative of the underwriters in the Proposed Offering, which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company's common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after the Company has completed an Acquisition. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price equal to the per share amount held in the Company's trust account as reported in such Form 8-K and will be made by Ladenburg Thalmann or another broker dealer mutually agreed upon by Mr. Florescue and Ladenburg Thalmann in such amounts and at such times as Ladenburg Thalmann or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. Mr. Florescue has agreed to make available to Ladenburg Thalmann monthly statements confirming that Mr. Florescue has sufficient funds to satisfy these transactions.

All shares of common stock owned by the Founding Stockholders prior to the closing of the Proposed Offering (the ''Initial Shares'') and the Insider Warrants will be placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until one year after the consummation of an Acquisition and the Insider Warrants will not be released from escrow until 30 days after the consummation of an Acquisition.

The foregoing restrictions are subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, upon death of an escrow depositor, transfers to an estate or beneficiaries, or other specified transfers. Even if transferred under these circumstances, the Initial Shares or Insider Warrants will remain in the escrow account. The Initial Shares and Initial Warrants are releasable from escrow prior to the above dates only if, following an Acquisition, the Company consummates a transaction in which all of the stockholders of the combined entity have the right to exchange their shares of common stock for cash, securities or other property or if the Company liquidates or dissolves.

NOTE D -- NOTE PAYABLE TO FOUNDING STOCKHOLDER

On April 30, 2006, the Company issued a $150,000 unsecured promissory note to Barry W. Florescue, the Company's Chairman and Chief Executive Officer. The Note is non-interest bearing and is payable on the earlier of April 30, 2007 or the consummation of the Proposed Offering. Due to the related party nature of the note, the estimated fair value of the note is not reasonably determinable.

NOTE E -- RELATED PARTY TRANSACTIONS

The Company has agreed to pay BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services from the effective date of the Proposed Offering through the effective date of the acquisition of a target business.

The Company engages and proposes to engage in ordinary course banking relationships on customary terms with Century Bank. The Company's Chairman and Chief Executive Officer is the Chairman and owner of the bank and two of the Company's Directors are Directors of the bank.

The Company's Chairman and Chief Executive Officer, pursuant to an agreement with the Company and the underwriter, has agreed that if the Company liquidates prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the Proposed Offering not held in the trust account.

The Company's chairman and chief executive officer has also entered into an agreement with Ladenburg Thalmann pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company's common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.

NOTE F -- COMMITMENTS AND OTHER MATTERS

The Company will pay the underwriters in the Proposed Offering an underwriting discount of 6% of the gross proceeds of the Proposed Offering and a non-accountable expense allowance of 1.5% of the gross proceeds of the Proposed Offering (including the proceeds from the over-allotment units). However, the underwriters have agreed that a 1.60% portion of the underwriting discounts and commissions and $1,329,000 of the non-accountable expense allowance will not be payable unless and until the Company completes an Acquisition and have waived their right to receive such payment upon the Company's liquidation if it is unable to complete an Acquisition.

The Company will also issue a five-year unit purchase option, for $100, to Ladenburg Thalmann & Co. Inc. (''Ladenburg''), the representative of the underwriters in the offering, to purchase 650,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units to be sold in the Proposed Offering. The Company intends to account for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Proposed Offering resulting in a charge directly to stockholders' equity. Accordingly, there will be no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The option will be valued at the date of issuance, however for illustrative purposes, the Company estimates that the fair value of this unit purchase option at December 31, 2006 was approximately $2,307,500 ($3.55 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to Ladenburg is estimated as of the date of grant using the following assumptions: (1) expected volatility of 73.53%, (2) risk-free interest rate of 4.59% and (3) expected life of 5 years. However, because the Units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility calculation of 73.53% is based on a sample of blank check companies that completed a business combination and have a subsequent trading history because the Company's management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for its common stock. The unit purchase option may be exercised for cash or on a ''cashless'' basis, at the holder's option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to cash settle or net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE G -- CAPITAL STOCK

On May 16, 2006, the Board of Directors approved a change in the Company's authorized shares and par value from 1,000 shares with a par value of $.01 per share to 6,000,000 shares with a par value of $.0001 per share, and the Company effected, a 5,000-for-1 stock split of the Company's common stock. On July 11, 2006, the Company effected a 1-for-1.1153846 reverse stock split of the Company's common stock. The accompanying financial statements give retroactive effect to these stock splits for the period presented.

NOTE H -- SUBSEQUENT EVENTS

On January 29, 2007, the Company effected a stock dividend of one share for every five shares outstanding. The accompanying financial statements have been retroactively restated to reflect this transaction.  The Company also approved a change in its authorized shares of common stock from 6,000,000 shares to 72,000,000 shares and authorized 1,000,000 shares of preferred stock with a par value of $.0001 per share.

On February 1, 2007, the Company issued and sold 15,600,000 units ("Units") in its Initial Public Offering ("IPO"), and on February 20, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters' over-allotment option. The net proceeds to the Company were $89,316,444 and $13,422,240 from the IPO and Overallotment, respectively.  Proceeds of $88,625,600 and $13,422,240 were placed in the trust account. Each Unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (January 29, 2008) and expiring January 29, 2011 ("Warrants"). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

On February 1, 2007, the $150,000 unsecured promissory note issued by the Company to Barry W. Florescue, the Company's Chairman and Chief Executive Officer was repaid with the proceeds of the IPO.

On February 1, 2007, certain of the Founding Stockholders consummated the purchase of 4,666,667 Insider Warrants at $0.45 per Warrant, for an aggregate purchase price of approximately $2,100,000. All of the proceeds received from these purchases were placed in the Trust Account. These Insider Warrants have been put in escrow and the holders of such Insider Warrants have agreed that they will not be sold or, subject to certain limited exceptions (including in a distribution upon liquidation of RAC), transferred by them until after the Company has completed an Acquisition.

On February 1, 2007, the Company issued a five-year unit purchase option, for $100, to Ladenburg, the representative of the underwriters in the Offering, to purchase 650,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this purchase option are identical to the Units sold in the Offering. The option was issued on the terms set forth in Note F above.

PART III

Item 10. Directors and Executive Officers of the Registrant

Management
Directors and Executive Officers
Our current directors and executive officers are as follows:
Name	Age	Position
Barry W. Florescue	63	Chairman of the Board, Chief Executive Officer
Logan D. Delany, Jr.	58	Executive Vice President and Director
Richard A. Bloom	39	Chief Operating Officer
Stanley Kreitman	75	Director
Charles W. Miersch	60	Director
Morton Farber	78	Director

Barry W. Florescue has been our chairman of the board and chief executive officer since our inception. Since 1988, Mr. Florescue has also been the chairman of the board, chief executive officer, and owner of Century Financial Group, Inc., a private holding company which owns Century Bank, a federally chartered thrift institution based in Sarasota, FL. From 1988 to 1992, Mr. Florescue was also chairman of the board and chief executive officer of Century Bank. Since that time, he has continued to serve as a director of Century Bank. Mr. Florescue has also been chairman of the board and president of BMD Management Company, Inc. since 1980. BMD is a privately-owned management services, finance and real estate investment company which has managed fast food and casual dining restaurants, and now primarily manages over 20 commercial real estate properties in Florida, Colorado and New York. From 1996 to December 2004, Mr. Florescue was the major stockholder, chairman of the board, chief executive officer and chief operating officer of BFMA Holding Corporation, a private holding company which owned and operated Marietta Corporation, a company that manufactures personal care amenities for the hospitality market and provides contract manufacturing and packaging for companies in the personal care, cosmetic, over-the-counter pharmaceutical, household care and food industries. Since 2003, Mr. Florescue has been the chairman of the board and chief executive officer of Caswell-Massey Holding Corporation, a 250 year old company that sells Caswell-Massey brand bath and beauty products through its retail stores, mail-order catalog and website, as well as through various department stores and chain retailers. Mr. Florescue is the managing member of RAC Partners LLC, an entity formed to hold a significant portion of the initial shares and all of the insider warrants. In 1997, Mr. Florescue entered into a stipulation and consent with the Office of Thrift Supervision (''OTS'') relating to certain activities that occurred in 1990 and 1991 pursuant to which he consented to cease and desist from certain activities with Century Bank. The order providing for these restrictions was terminated by the OTS in 2004. Mr. Florescue had agreed that he would not participate in day-to-day management as an officer or employee of Century Bank and that his service as a director of Century Bank would be subject to certain restrictions. He also consented to the payment of a civil money penalty of $50,000. Mr. Florescue did not admit or deny the findings of the OTS in connection with such stipulation and consent. Mr. Florescue is on the Executive Advisory Committee of the Simon Graduate School of Business Administration and is a Trustee of the University of Rochester. Mr. Florescue received a B.S. from the University of Rochester and an M.B.A. from New York University Graduate School of Business. Mr. Florescue earned his certified public accountant certification in 1970. He was a member of the Listed Company Advisory Board of the American Stock Exchange from 1985 to 1988.  Mr. Florescue currently serves as both our principal executive officer and our principal financial officer.

Logan D. Delany, Jr. has been our executive vice president and a member of our board of directors since our inception. Since 1986, Mr. Delany has been the president of Delany Capital Management Corp., a private equity investments firm. Since 1986, Mr. Delany has also been the chairman of the board of DMI Holdings, Inc., a private holding company owning interests in EADmotors, Inc., Arkansas General Industries, Inc. and ElectroCraft, Inc., each a manufacturer of sub-fractional high-precision electric motors sold to the medical, business equipment, aviation and consumer appliance industries. From 1986 to June 2001, Mr. Delany was the chairman of the board of HH Smith, Inc., a manufacturer of electrical connectors and electronic hardware. From 1988 to 1995, Mr. Delany was the chairman of the board of Howard Industries, Inc., a manufacturer of electric fans and motors. From 1986 to 1992, he was also the chairman of the board of Graham Industries, Inc., a manufacturer of injection molded plastic components for OEM's. From 1996 to 2004, Mr. Delany was a director of BFMA Holding Corporation. He is also a member of RAC Partners LLC. Mr. Delany is a member of the Board of Trustees of the Phoenix House and is a member of the American Council on Germany and of the Harvard University Art Museums. Mr. Delany received an A.B. from Harvard College and a J.D. from Harvard Law School. Mr. Delany also attended the Balliol College at Oxford University.

Richard A. Bloom has been our chief operating officer since consummation of our IPO. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation, most recently as its President and Chief Executive Officer and prior to that, its Chief Operating Officer. Mr. Bloom continues to serve as a director of Marietta Holding Corporation, the successor entity to BFMA Holding Corporation. Since 2005, Mr. Bloom has served as a director of AmeriQual Group, LLC, the leading provider of meals, ready to eat (MREs) to the U.S. Military as well as thermo-processed, shelf-stable, ready-to-eat food to large commercial branded food companies. From 1996 to 2004, Mr. Bloom was a director and President of BFMA Holding Corporation, a private holding company which owned and operated Marietta Corporation until 2004. Since 2003, Mr. Bloom has served as a director and Vice Chairman of Caswell Massey Ltd. Mr. Bloom was a founder of the investment and merchant bank Imperial Capital, LLC, which focused on middle-market buyouts, financings and mergers & acquisitions, and from 1997 through 1999 served as a principal and the head of corporate finance. From 1992 through 1997, Mr. Bloom served as Managing Director and various other positions for Dabney/Resnick, Inc., a boutique investment bank, where he focused on micro-cap financing, bridge lending, merchant banking and M&A transactions. Prior to that, Mr. Bloom served as an analyst for Donaldson, Lufkin & Jenrette (DLJ). Mr. Bloom is also a member of RAC Partners. Mr. Bloom received a B.S.E. summa cum laude from the Wharton School of Business at the University of Pennsylvania.

Stanley Kreitman has been a member of our board of directors since our inception. Since 1993, Mr. Kreitman has served as chairman of the board of Manhattan Associates, an investment banking company. From 1975 to 1993, he was president of United States Banknote Corp., a New York Stock Exchange listed securities printing company. Mr. Kreitman is a director of the following public companies:

-   Medallion Financial Corp., a Nasdaq National Market listed specialty finance company (since 1996);

-   CCA Industries, Inc., an American Stock Exchange-listed company selling health-and-beauty aids (since 1996);

-   KSW Corp., an OTC Bulletin Board quoted company that furnishes and installs heating, ventilating and air conditioning systems and process piping systems (since 1999);

-   Geneva Financial Corp., a publicly-traded company that operates as a holding company for Geneva Mortgage Corp., a company that provides mortgage banking services (since 1999); and

-   Capital Lease Funding, Inc., a New York Stock Exchange-listed diversified real estate investment trust that owns and finances primarily single tenant commercial real estate assets subject to long-term leases to primarily investment grade tenants (since 2004). Since 2001, he has served as a director of Century Bank and serves as chairman of the New York City Board of Corrections and the Nassau County Crime Stoppers, and serves on the board of the Police Athletic League. Mr. Kreitman received an A.B. from New York University and an M.B.A. from New York University Graduate School of Business.

Charles W. Miersch has been a member of our board of directors since our inception. Since February 2005, Mr. Miersch has served as a consultant to the Graduate Management Admission Council, a national management organization responsible for the Graduate Management Admission Test (GMAT). From February 1972 to December 2004, Mr. Miersch was affiliated with the University of Rochester and its Simon Graduate School of Business Administration, most recently as a consultant and previously as an associate dean for M.B.A. programs and development and senior associate Dean for Corporate relations and institutional advancement. From 1996 to 2004, Mr. Miersch was a director of BFMA Holding Corporation. From June 2004 to October 2004, he also served as acting president of Caswell-Massey. Mr. Miersch is also chairman of the board of Century Bank. Mr. Miersch received an A.B. from Lafayette College and an M.B.A. from the University of Rochester.

Morton Farber has been a member of our board of directors since our inception. Mr. Farber has been a certified public accountant since 1957. Since 1995, Mr. Farber has acted as a private financial consultant and tax advisor to substantial individual clients. From 1977 to 1994, Mr. Farber was managing partner of Farber, Blicht, Eyerman & Herzog, an accounting firm he formed. From 1965 to 1975, Mr. Farber was a partner with Westheimer, Fine, Berger and Company. In 1975, Westheimer, Fine, Berger and Company merged with Fox & Company, a national and international public accounting firm, and Mr. Farber served on the executive board of the merged company until 1977. Mr. Farber is a member of the American Institute of Certified Public Accountants and the New York State Society of CPA's. He also has served as a director of Century Bank as well as a board member of various recreational and social facilities. Mr. Farber received a B.S. in Accounting from New York University School of Commerce.

Our board of directors is currently divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Morton Farber, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Logan D. Delany, Jr. and Charles W. Miersch, will expire at the second annual meeting. The term of the third class of directors, consisting of Barry W. Florescue and Stanley Kreitman, will expire at the third annual meeting. Upon consummation of a business combination, this classified board feature will terminate and we will then have only one class of directors, with each director elected annually.

Special Advisors We have several advisors that advise us concerning our acquisition of a target business and, possibly, the operations of the target business after a business combination. Each of the special advisors holds interests in RAC Partners LLC, an entity controlled by Barry W. Florescue which has purchased a portion of our common stock and has committed to purchase insider warrants. These special advisors do not receive compensation from us, and have no contractual or fiduciary duty to us. Our current advisors and their respective biographies are set forth below:

Mark Zupan has been the dean of William E. Simon Graduate School of Business Administration at the University of Rochester since January 2004. From 1997 to December 2003, he was dean and a professor of economics at Eller College of Business and Public Administration at the University of Arizona. Before his appointment at the University of Arizona, Mr. Zupan taught at the University of Southern California's Marshall School of Business, where he also served as associate dean of master's programs. He was a teaching fellow in Harvard's Department of Economics while pursuing his doctoral studies at the Massachusetts Institute of Technology and he has been a visiting faculty member at the Amos Tuck School of Business at Dartmouth College. Mr. Zupan is the author of numerous scholarly articles and is the co-author of two books: Microeconomic Theory and Applications and Microeconomic Cases and Applications. Mr. Zupan received a B.A. from Harvard University and a Ph.D. from the Massachusetts Institute of Technology.

Roger Lipton has been active in the financial services industry since 1967, with the exception of 1976 to 1980 when he established and operated a chain of fifteen fast food restaurants. Since 1995, he has served as the president of Lipton Financial Services, Inc., a money management firm he founded, which manages RHL Associates L.P., an investment partnership. He has also been employed during that period by Axiom Capital Management, Inc., a broker-dealer and money management firm. Previously, he had acted as a managing director of Ladenburg Thalmann & Co. Mr. Lipton received a B.S. in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. from Harvard University.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of ''independent directors,'' which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Stanley Kreitman, Charles W. Miersch and Morton Farber are our independent directors, constituting a majority of our board. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee Effective upon consummation of this offering, we will establish an audit committee of the board of directors, which will consist of Stanley Kreitman, as chairman, Charles W. Miersch and Morton Farber, each of whom is an independent director under the American Stock Exchange's listing standards. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

-   reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

-  discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

-  discussing with management major risk assessment and risk management policies;

-   monitoring the independence of the independent auditor;

-   verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

-   reviewing and approving all related-party transactions;

-   inquiring and discussing with management our compliance with applicable laws and regulations;

-   pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

-   appointing or replacing the independent auditor;

-  determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

-   establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of ''independent directors'' who are ''financially literate'' as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define ''financially literate'' as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Stanley Kreitman satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an ''audit committee financial expert,'' as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Charles W. Miersch, as chairman, and Stanley Kreitman, each of whom is an independent director under the American Stock Exchange's listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

-  should have demonstrated notable or significant achievements in business, education or public service;

-  should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

-  should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person's candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, no filings were required to be filed.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. The code of ethics is attached hereto as Exhibit 14.1.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing upon the date of our IPO, we pay BMD Management Company, an affiliate of Barry W. Florescue, a fee of $8,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Florescue compensation in lieu of a salary. Other than the $8,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007 by:

-  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

-   each of our officers and directors; and

-   all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
RAC Partners LLC	3,574,800(2)	18.33%
Barry W. Florescue	3,604,800 (3)(4)	18.49%
Logan D. Delany, Jr.	30,000(5)	*
Richard A. Bloom	-_(6)	*
Stanley Kreitman	30,000	*
Charles W. Miersch	117,600(7)	*
Morton Farber	117,600(7)	*
Prentice Capital Management, LP(8)	1,540,000(8)	7.05%
All directors and executive officers as a group (six individuals) 3,900,000		18.8%

* Represents beneficial ownership of less than 1% of our common stock.

(1) Unless otherwise indicated, the business address of each of the individuals is 50 East Sample Road, Suite 400, Pompano Beach, Florida 33064.

(2) Barry W. Florescue is the managing member of RAC Partners and has sole voting and dispositive power with respect to these shares. Certain of our other officers and directors and certain of our special advisors are members of RAC Partners.

(3) Does not include 4,447,667 shares of common stock issuable upon exercise of warrants held by RAC Partners that are not currently exercisable and will not become exercisable within 60 days.

(4) Includes 3,574,800 shares held by RAC Partners LLC, an entity which Mr. Florescue controls.

(5) Does not include any securities held by RAC Partners.

(6) All of Mr. Bloom's interest in shares of common stock of the Company is held through RAC Partners.

(7) Does not include 109,500 shares of common stock issuable upon warrants held by such director that are not currently exercisable and will not become exercisable within 60 days.

(8) The business address for Prentice Capital Management, LP ("Prentice Capital Management") is 623 Fifth Avenue, 32nd Floor, New York, New York 10022. The number of shares held by Prentice Capital Management is derived from a Schedule 13G filed by Prentice Capital Management and Michael Zimmerman on February 8, 2007. Prentice Capital Management serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., Prentice Special Opportunities, LP, Prentice Special Opportunities Offshore, Ltd. and Prentice Special Opportunities Master, L.P.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the Common Stock reported in this Schedule 13G. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC the general partner of Prentice Capital Management, (b) Prentice Capital GP, LLC, the general partner of certain investment funds and (c) Prentice Capital GP II, LLC, the managing member of Prentice Capital GP II, LP, which is the general partner of certain investment funds. As such, he may be deemed to control Prentice Capital Management and the investment funds and therefore may be deemed to be the beneficial owner of such securities.

All of the shares owned by RAC Partners and our officer and directors have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

-   one year after our consummation of a business combination; and

-   the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to their initial shares.

RAC Partners, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, has purchased 4,447,667 of the insider warrants from us and Morton Farber and Charles W. Miersch, members of our Board of Directors, have each purchased 109,500 insider warrants from us (for an aggregate purchase price of approximately $2,100,000). These purchases took place on a private placement basis simultaneously with the consummation of this offering. The insider warrants are identical to the warrants underlying the units sold in our IPO except that (i) they will have an exercise price of $6.00 per share, (ii) we will not register the sale of the warrants to the public and (iii) the insider warrants will be exercisable on a cashless basis at the holders' option so long as such warrants are held by such directors, RAC Partners or its affiliates. We have agreed to register the transfer of the insider warrants by RAC Partners to its members in a liquidation or distribution and the resale of the shares underlying the insider warrants by RAC Partners and the directors at any time after we execute a definitive agreement for a business combination, but the purchasers of the insider warrants have agreed that the insider warrants will not be sold or, subject to certain limited exceptions (including in a distribution upon liquidation at RAC Partners), transferred by them and they may not exercise the insider warrants until 30 days after we have completed a business combination. Accordingly, the insider warrants will be placed in escrow and will not be released until 30 days after the completion of a business combination.

Barry W. Florescue, our chairman and chief executive officer, has entered into an agreement with Ladenburg Thalmann, which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue may vote these shares or a proposed business combination any way he chooses. Mr. Florescue has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after we have completed a business combination. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act and accordingly, any purchases that are not permitted by Rule 10b-18 will not be made. These purchases will be made at a price equal to the per share amount held in our trust account as reported in such Form 8-K and will be made by Ladenburg Thalmann or an independent broker dealer mutually agreed upon by Mr. Florescue and Ladenburg Thalmann (including in the event that Ladenburg Thalmann's participation in the purchases would violate Rule 10b-18) in such amounts and at such times as Ladenburg Thalmann or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. As a result of Ladenburg Thalmann's interest in our consummation of a business combination, they may not be deemed to be independent for purposes of this agreement. Mr. Florescue has agreed to make available to Ladenburg Thalmann monthly statements confirming that Mr. Florescue has sufficient funds to satisfy these transactions.

Item 13. Certain Relationships and Related Transactions

For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our prospectus dated January 29, 2006 incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The firm of Eisner LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Eisner LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, fees paid to our independent registered public accounting firm were $10,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Form S-1 and amendments filed with the Securities and Exchange Commission through December 31, 2006.

Audit-Related Fees

During 2006, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements

Tax Fees

During 2006, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until our IPO, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

See Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renaissance Acquisition Corp.

Dated: March 30, 2007	By:	/s/ Barry W. Florescue
Name: Barry W. Florescue
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Barry W. Florescue	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2007
Barry W. Florescue

/s/ Logan D. Delany	Executive Vice President and Director	March 30, 2007
Logan D. Delany

/s/ Stanley Kreitman	Director	March 30, 2007
Stanley Kreitman
/s/ Morton Farber	Director	March 30, 2007
Morton Farber
/s/ Charles W. Miersch	Director	March 30, 2007
Charles W. Miersch

EXHIBIT INDEX
Exhibit Number	Exhibit Description

1.1	Underwriting Agreement.+

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.+

4.1	Specimen Unit Certificate.+

4.2	Specimen Common Stock Certificate.+

4.3	Specimen Warrant Certificate.+

4.4	Form of Unit Purchase Option to be granted to Representative.+

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.+

10.1	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Barry W. Florescue.+

10.2	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Logan D. Delany, Jr.+

10.3	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Stanley Kreitman.+

10.4	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Charles W. Miersch.+

10.5	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Morton Farber.+

+  Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-134444).

* Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-140283).

10.6	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and RAC Partners LLC.+

10.7	Investment Manager Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.+

10.8	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.+

10.9	Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchaser.+

10.10	Letter Agreement between BMD Management Company, Inc. and Registrant regarding administrative support.+

10.11	Promissory Note, dated as of April 30, 2006, issued to Barry W. Florescue.+

10.12	Registration Rights Agreement among the Registrant and the Initial Stockholders.+

10.13	Subscription Agreement among the Registrant, RAC Partners LLC and Graubard Miller.+

10.14	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Richard A. Bloom.+

10.15	Form of Letter Agreement among the Registrant, Barry W. Florescue, Ladenburg Thalmann & Co. Inc. and other brokers.+

10.16	Subscription Agreement among the Registrant, Charles W. Miersch and Graubard Miller.+

10.17	Subscription Agreement among the Registrant, Morton Farber and Graubard Miller.+

14	Form of Code of Ethics.+

31.1	Certification of Chief Executive Officer and Principal Financial Other Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Other Pursuant to 18 U.S.C. Section 1350

+  Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-134444).

* Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-140283).