Form 10-Q
period 2007-03-31
Renaissance Acquisition Corp.
filed 2007-05-15
CIK 1363171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to ______________________.

Commission file number 001-33258

RENAISSANCE ACQUISITION CORP.
 (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-4720414 (I.R.S. Employer Identification No.)

50 E. Sample Road, Suite 400
Pompano Beach, FL 33064
(Address of Principal Executive Offices)

(954) 784-3031
(Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of April 30, 2007.

RENAISSANCE ACQUISITION CORP.

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements
RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
ASSETS
	December 31, 2006		March 31, 2007
			(unaudited)
Current assets:
Cash		$60,165	$360,954
Cash equivalents held in trust account available for operating purposes			354,304
Prepaid insurance			97,343
Prepaid expenses			2,295
Investment income receivable			261
Total current assets		60,165	815,157
Deferred offering costs		327,727
Cash equivalents held in trust account			104,147,840
Total assets		$387,892	$104,962,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$		$8,970
Accrued expenses		1,917
Accrued offering costs		212,493
Installment loan (current portion)			53,897
Notes payable to stockholder		150,000
Total current liabilities		364,410	62,867

Long-term obligations:
Long term portion of installment loan			33,420
Accrued underwriting costs			3,051,240
			3,147,529
Common stock subject to possible conversion,
3,586,206 shares at conversion value			20,819,153

Commitments and contingencies (Note 3 and 7):			-

Stockholders' equity:
Preferred stock - $.0001 par value, none authorized at December 31,			-
2006; 1,000,000 shares authorized and none outstanding at March 31, 2007
Common stock - $.0001 par value, 6,000,000 shares authorized; 3,900,000
Issued and outstanding as of December 31, 2006; 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares
subject to possible conversion) as of March 31, 2007		390	2,184
Additional paid-in capital		24,610	80,508,869
(Deficit) Earnings accumulated during the development stage		(1,518)	485,264
Total stockholders' equity		23,482	80,996,317
Total liabilities and stockholders' equity		$387,892	$104,962,997

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company) STATEMENTS OF OPERATIONS

	Three months ended	April 17, 2006
	March 31, 2007	(inception) to March 31, 2007
	(unaudited)	(unaudited)

General and administrative expenses	$67,681	$69,679

Operating loss	(67,681)	(69,679)

Other income:
Interest expense	(1,212)	(1,212)
Interest income	555,675	556,155

Income before provision for income taxes	486,782	485,264

Provision for income taxes	-0-	-0-

Net income	$486,782	$485,264

Net income per share:
Basic	$.03
Diluted	$.03
Weighted average shares outstanding:
Basic and	15,270,667
Diluted	17,186,603

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	(Deficit)/ Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 17, 2006 (inception)	-	$-	$-	$-	$-

Sale of common stock to Founding stockholders	3,900,000	390	24,610	-	25,000

Net loss for the period	-	-	-	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482

Sale of private placement warrants	-	-	2,100,000	-	2,100,000

Sale of 15,600,000 units net of offering expenses	15,600,000	1,560	86,005,946	-	86,007,506
Sale of 2,340,000 units for over- allotment	2,340,000	234	13,197,366	-	13,197,600

Proceeds subject to possible conversion of 3,586,206 shares	-	-	(20,819,153)	-	(20,819,153)

Sale of unit purchase option	-	-	100	-	100

Net income for the period	-	-	-	486,782	486,782

Balance at March 31, 2007 (unaudited)	21,840,000	$2,184	$80,508,869	$485,264	$80,996,317

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended	April 17, 2006 (inception)
	March 31, 2007	to March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$486,782	$485,264
Changes in operating assets and liabilities:
Prepaid expenses	(12,321)	(12,321)
Interest income receivable	(261)	(261)
Accounts payable and accrued liabilities	7,053	8,970

Net cash provided by operating activities	481,253	481,652

Cash flows from investing activities:
Proceeds invested in trust account	(104,147,840)	(104,147,840)
Earnings on trust account	(553,632)	(553,632)
Trust earnings transferred to operating funds	199,328	199,328

Net cash used by investing activities	(104,502,144)	(104,502,144)

Cash flows from financing activities:
Proceeds from/(repayment of) Note payable to stockholder	(150,000)	-0-
Proceeds from sale of units, net	102,422,707	102,422,707
Proceeds from issuance or warrants	2,100,000	2,100,000
Proceeds from sale of common stock to initial stockholder	-	25,000
Payment of accrued offering costs	(51,027)	(166,261)
Net cash provided by financing activities	104,321,680	104,381,446

Net increase in cash	300,789	360,954

Cash at beginning of period	60,165	-0-
Cash at end of period	$360,954	$360,954

Supplemental cash flow disclosures:
Cash paid for:
Interest	$(1,212)	$(1,212)
Income taxes	$-0-	$-0-

Non-cash operating and financing activity:
Accrued deferred underwriting fees	$3,051,240	$3,051,240
Accrued insurance installment loan	$87,317	$87,317

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1.	Organization and Business Operations

Renaissance Acquisition Corp. (the "Company') was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company has selected December 31 as its fiscal year-end.

As of March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 related to the Company's formation, its initial public offering of the securities (the "IPO") completed in February 2007 and activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Note 3.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2006 and February 1, 2007 and for the periods from inception (April 17, 2006) to December 31, 2006 and February 1, 2007 filed with the SEC and included in Form 8-K and Form 10-K filed on February 6, 2007 and April 2, 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in the Trust Account (see Note 3) are to be held to maturity, and accordingly, are stated at cost. Funds held in the Trust Account are restricted (see Note 3).

Accrued Underwriting Fees

Accrued underwriting fees of $3,051,240 accrued in connection with the Company's IPO are payable if and when the Company effects a business combination (see Note 3).

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents 19.99% of the proceeds from the IPO placed in trust, interest income earned on the trust in excess of the $1,875,000 which may be released to the Company for operating expenses and due diligence and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3).  Such amount is payable to Public Stockholders (see Note 3) who vote against a business combination and elect conversion.

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the IPO and a unit purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the issuance of the warrants and the sale of the unit purchase option were reported in stockholders' equity and, accordingly, there is no impact on the Company's financial position and results of operations, except for the $100 in proceeds from the sale of the unit purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and unit purchase option continue to be classified as equity instruments.

At the date of issuance, the Company determined the unit purchase option had a fair market value of approximately $2,333,500 using a Black-Scholes pricing model.

Net Income Per Share

Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of net potential common shares such as warrants and options, aggregating 1,915,936 (after application of the treasury stock method), have been included in the period from January 1, 2007 through March 31, 2007. Potential common shares in connection with the underwriters' purchase option (see Note 3) aggregating 1,950,000 have not been included because the effect would be antidilutive. The potential effect on net income per share of common stock subject to possible conversion and the effect of such shares on net income available to common stockholders not electing conversion have not been presented as all interest income earned to date on the trust account is allocable to the Company for operating purposes. At such time as amounts are earned on the trust account which are allocable to common stock subject to possible conversion, pro forma net income (loss) per share will be presented.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's financial statements.

Adoption of new Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 effective January 1, 2007, which had no material effect on our financial statements. Our only open tax year is 2006.

Note 3.	Initial Public Offering

On February 1, 2007, the Company issued and sold 15,600,000 units ("Units") in its IPO, and on February 16, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the proposed offering or (b) the completion of an acquisition. The Warrants will expire four years from the effective date of the proposed offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The public offering price of each Unit was $6.00, and the gross proceeds of the IPO were $107,640,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $102,047,840 was deposited into a trust account (the "Trust Account"), which amount included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $781,000 for offering expenses. In addition, the Company deposited into the Trust Account the $2,100,000 that it received from the issuance and sale of 4,666,667 Warrants to RAC Partners LLC, an entity controlled by Barry Florescue, our Chairman and Chief Executive Officer, and Charles Miersch and Morton Farber, two of our Directors, on February 1, 2007.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 650,000 units for $7.50 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $5.00. This option may be exercised for cash on a "cashless basis". This option expires February 1, 2012.

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the "Business Combination") whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the "Public Stockholders"). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds. Interest earned on the Trust Account, up to $1,875,000, may be released to the Company for due diligence and general and administrative expenses.  Through March 31, 2007, approximately $554,000 of interest had been earned on the trust account all of which is available for operating purposes.

The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company's stockholders prior to the consummation of the IPO (the "Pre-IPO Stockholders") have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account inclusive of any interest (calculated as of two business days prior to the consummation of the proposed Business Combination), divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the Pre-IPO Stockholders.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination prior to January 29, 2009.
Note 4.	Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of March 31, 2007. A portion of the cash equivalents held in a trust account is invested in marketable securities at March 31, 2007 ($6,004,000) consisting of Federal Home Loan Mortgages and Federal National Mortgages Notes that mature on April 20, May 2, and June 11, 2007. The balance is held in a municipal money fund account.
Note 5.	Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors' and officers' liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of March 31, 2007, $87,260 was outstanding, excluding accrued interest.

The installment loan bears interest at 7.75% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods.

Note 6.  Note Payable to Founding Stockholder

On April 30, 2006, the Company issued a $150,000 unsecured promissory note to Barry W. Florescue, the Company's Chairman and Chief Executive Officer (the "Note"). The Note was non-interest bearing and was payable on the earlier of April 30, 2007 or the consummation of the Offering. The Note was repaid with the proceeds of the Offering on February 1, 2007.
Note 7.	Related Party Transactions

The Company pays BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business.  Through March 31, 2007, $16,774 had been incurred with respect to this agreement.

The Company engages and proposes to continue to engage in ordinary course banking relationships on customary terms with Century Bank. The Company's Chairman and Chief Executive Officer is the Chairman and owner of the bank and two of the Company's Directors are directors of the bank.

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

The Company's Chairman and Chief Executive Officer has also entered into an agreement with Ladenburg Thalmann, the lead underwriter for the IPO,  pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company's common stock commencing ten business days after the Company files its Current Report on Form 8- K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.

Note 8.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

Overview

We were formed on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.

On February 1, 2007, we completed our initial public offering ("IPO") of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account (the "Trust Account") at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

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

We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income totaled $486,782 and $485,264 for the three months ended March 31, 2007 and for the period from inception to March 31, 2007.

Our operating expenses totaled $67,681 and $69,679 for the three months ended March 31, 2007 and for the period from inception to March 31, 2007.

We had net interest income earned on marketable securities and held in the Trust Account of $553,632 and $553,632, for the three months ended March 31, 2007 and for the period from inception (April 17, 2006) to March 31, 2007. Interest income, after $1,875,000 which may be released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

We have provided for only an effective tax rate of slightly over 34% on a year and inception to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal, state and local taxes. For the three months ended March 31, 2007 and for the period from inception to March 31, 2007, there was no liability.

As of March 31, 2007, we had approximately $360,954 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through March 31, 2007:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$104,147,840
Total interest received to date	553,632
Less total interest disbursed to us for working capital through March 31, 2007	(199,328)
Less total taxes paid through March 31, 2007	- 0 -

Total funds held in trust account through March 31, 2007	$104,502,144

We believe that we will have sufficient funds to allow us to operate through January 29, 2009, assuming that a business combination is not consummated during that time. Approximately $1,875,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate incurring expenses for the following purposes:

o	payment of premiums associated with our director's and officer's insurance;

o	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

o	due diligence and investigation of prospective target businesses;

o	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

o	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

o	other miscellaneous expenses including the $8,000 per month to a related party for office space and general and administrative services.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also the principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended March 31, 2007.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

On January 24, 2007, our stockholders unanimously approved our amended and restated certificate of incorporation, which was filed on January 29, 2007.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue
Barry W. Florescue Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350