Form 10-Q
period 2007-06-30
Renaissance Acquisition Corp.
filed 2007-08-14
CIK 1363171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________________ to _____________________.

Commission file number 001-33258

RENAISSANCE ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4720414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 E. Sample Road, Suite 400 Pompano Beach, FL 33064
(Address of Principal Executive Offices)

(954) 784-3031
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	☒	No	☐

          State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of July 31, 2007.

RENAISSANCE ACQUISITION CORP.

PART I.
FINANCIAL INFORMATION

Item 1.   Financial Statements

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2006	June 30, 2007

		(unaudited)
ASSETS
Current assets:
Cash	$60,165	$1,169,101
Cash equivalents held in trust account available for operating purposes		386,342
Prepaid insurance		84,082
Investment income receivable		7,478

Total current assets	60,165	1,647,003
Deferred offering costs	327,727
Cash equivalents held in trust account		104,147,840
Fixed assets net of accumulated depreciation		1,239
Deferred tax assets		3,011

	$387,892	$105,799,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$66,310
Accrued expenses	1,917	120,778
Accrued offering costs	212,493	—
Installment loan (current portion)	—	54,949
Notes payable to stockholder	150,000	—

Total current liabilities	364,410	242,037

Long-term obligations:
Long term portion of installment loan		19,224
Accrued underwriting costs		3,051,240

Total liabilities		3,312,501
Common stock subject to possible conversion, 3,586,206 shares at conversion value		20,819,153

Commitments and contingencies (Note 3 and 7):		—
Stockholders’ equity:
Preferred stock - $.0001 par value, none authorized at December 31, 2006; 1,000,000 shares authorized and none outstanding at June 30, 2007		—
Common stock - $.0001 par value, 6,000,000 shares authorized; 3,900,000 issued and outstanding as of December 31, 2006; 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion) as of June 30, 2007	390	2,184
Additional paid-in capital	24,610	80,508,869
(Deficit) Earnings accumulated during the development stage	(1,518)	1,156,386

Total stockholders’ equity	23,482	81,667,439

	$387,892	$105,799,093

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	April 17, 2006 (inception) to June 30, 2006	Three months ended June 30, 2007	Six Months Ended June 30, 2007	April 17, 2006 (inception) to June 30, 2007

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$1,379	$226,696	$294,376	$296,374

Operating loss	(1,379)	(226,696)	(294,376)	(296,374)
Other income:
Interest expense		(1,611)	(2,823)	(2,823)
Interest income		977,070	1,532,745	1,533,225

Income (Loss) before provision for income taxes	(1,379)	748,763	1,235,546	1,234,028
Provision for income taxes		77,642	77,642	77,642

Net income (loss)	(1,379)	$671,121	$1,157,904	$1,156,386

Net income (loss) per share:
Basic	$(.00)	$.03	$.06

Diluted	$(.00)	$.03	$.05

Weighted average shares outstanding:
Basic	3,900,000	21,840,000	18,573,481

Diluted	3,900,000	25,220,000	21,289,805

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Deficit)/ Earnings Accumulated During the Development Stage
			Additional Paid-In Capital
	Common Stock				Total Stockholders’ Equity

	Shares	Amount

Balance at April 17, 2006 (inception)	—	$—	$—	$—	$—
Sale of common stock to Founding stockholders	3,900,000	390	24,610	—	25,000
Net loss for the period	—	—	—	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482
Sale of private placement warrants	—	—	2,100,000	—	2,100,000
Sale of 15,600,000 units net of offering expenses	15,600,000	1,560	86,005,946	—	86,007,506
Sale of 2,340,000 units for over-allotment	2,340,000	234	13,197,366	—	13,197,600
Proceeds subject to possible conversion of 3,586,206 shares	—	—	(20,819,153)	—	(20,819,153)
Sale of unit purchase option	—	—	100	—	100
Net income for the six months ending June 30, 2007	—	—	—	1,157,904	1,157,904

Balance at June 30, 2007 (unaudited)	21,840,000	$2,184	$80,508,869	$1,156,386	$81,667,439

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	April 17, 2006 (inception) to June 30, 2006	Six months ended June 30, 2007	April 17, 2006 (inception) to June 30, 2007

	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,379)	$1,157,904	$1,156,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		77	77
Deferred taxes		(3,011)	(3,011)
Changes in operating assets and liabilities:
Prepaid expenses		(9,909)	(9,909)
Interest income receivable		(7,478)	(7,478)
Accounts payable and accrued liabilities	1,298	185,171	187,088

Net cash provided by operating activities	(81)	1,322,754	1,323,153

Cash flows from investing activities:
Proceeds invested in trust account		(104,147,840)	(104,147,840)
Earnings on trust account invested in trust account		(1,519,775)	(1,519,775)
Trust earnings transferred to operating funds		1,133,433	1,133,433
Acquisition of fixed assets		(1,316)	(1,316)

Net cash used by investing activities	-0-	(104,535,498)	(104,535,498)

Cash flows from financing activities:
Proceeds from (repayment of) note payable to stockholder	150,000	(150,000)	-0-
Proceeds from sale of units, net		102,422,707	102,422,707
Proceeds from issuance or warrants		2,100,000	2,100,000
Proceeds from sale of common stock to initial stockholder	25,000	—	25,000
Payment of accrued offering costs	(115,234)	(51,027)	(166,261)

Net cash provided by financing activities	59,766	104,321,680	104,381,446

Net increase in cash	59,685	1,108,936	1,169,101
Cash at beginning of period	0	60,165	-0-

Cash at end of period	59,685	$1,169,101	$1,169,101

Supplemental cash flow disclosures:
Cash paid for:
Interest	$-0-	$(2,823)	$(2,823)

Income taxes	$-0-	$-0-	$-0-

Non-cash operating and financing activity:
Accrual of deferred offering costs	$80,823	—	—
Accrued deferred underwriting fees	—	$3,051,240	$3,051,240
Accrued insurance installment loan	—	$74,173	$74,173

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 1. Organization and Business Operations

          Renaissance Acquisition Corp. (the “Company’) was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.  The Company has selected December 31 as its fiscal year-end.

          As of June 30, 2007, the Company had not yet commenced any operations.  All activity through June 30, 2007 related to the Company’s formation, its initial public offering of the securities (the “IPO”) completed in February 2007, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business.  See Note 3.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

          The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.  Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed.  It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented.  The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2006 and February 1, 2007 and for the periods from inception (April 17, 2006) to December 31, 2006 and February 1, 2007 filed with the SEC and included in Form 8-K and Form 10-K filed on February 6, 2007 and April 2, 2007 respectively.

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Cash Equivalents

          The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.  Cash equivalents held in the Trust Account (see Note 3) are to be held to maturity, and accordingly, are stated at cost.  Funds held in the Trust Account are restricted (see Note 3).

Accrued Underwriting Fees

          Accrued underwriting fees of $3,051,240 accrued in connection with the Company’s IPO are payable if and when the Company effects a business combination (see Note 3).

Common Stock Subject to Possible Conversion

          Common stock subject to possible conversion represents 19.99% of the proceeds from the IPO placed in trust, interest income earned on the trust in excess of the $1,875,000, net of tax, which may be released to the Company for operating expenses and due diligence and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3).  Such amount is payable to Public Stockholders (see Note 3) who vote against a business combination and elect conversion.

Derivative Financial Instruments

          Derivative financial instruments consist of warrants issued as part of the IPO and a unit purchase option that was sold to the representative of the underwriters as described in Note 3.  Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the unit purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position and results of operations, except for the $100 in proceeds from the sale of the unit purchase option.  Subsequent changes in the fair value will not be recognized as long as the warrants and unit purchase option continue to be classified as equity instruments.

          At the date of issuance, the Company determined the unit purchase option had a fair market value of approximately $2,333,500 using a Black-Scholes pricing model.

Net Income Per Share

          Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  The per share effects of net potential common shares such as warrants and options, aggregating 2,716,324 (after application of the treasury stock method), have been included in the three and six month periods ended June 30, 2007.  Potential common shares in connection with the underwriters’ purchase option (see Note 3) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be antidilutive.  The potential effect on net income per share of common stock subject to possible conversion and the effect of such shares on net income available to common stockholders not electing conversion have not been presented as all interest income earned to date on the trust account is allocable to the Company for operating purposes.  At such time as amounts are earned on the trust account which are allocable to common stock subject to possible conversion, pro forma net income (loss) per share will be presented.

Impact of Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement may have on the Company’s financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement may have on the Company’s financial statements.

Adoption of New Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No.  (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.  109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 effective January 1, 2007, which had no material effect on our financial statements.  Our only open tax year is 2006.

Note 3.  Initial Public Offering

          On February 1, 2007, the Company issued and sold 15,600,000 units (“Units”) in its IPO, and on February 16, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters’ over-allotment option.  Each Unit consists of one share of common stock and two warrants.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the proposed offering or (b) the completion of an acquisition.  The Warrants will expire four years from the effective date of the proposed offering.  The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

          The public offering price of each Unit was $6.00, and the gross proceeds of the IPO were $107,640,000 (including proceeds from the exercise of the over-allotment option).  Of the gross proceeds: (i) $102,047,840 was deposited into a trust account (the “Trust Account”), which amount included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $781,000 for offering expenses.  In addition, the Company deposited into the Trust Account the $2,100,000 that it received from the issuance and sale of 4,666,667 Warrants to RAC Partners LLC, an entity controlled by Barry Florescue, our Chairman and Chief Executive Officer, and Charles Miersch and Morton Farber, two of our Directors, on February 1, 2007.

          In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 650,000 units for $7.50 per Unit.  These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $5.00.  This option may be exercised for cash on a “cashless basis” and expires February 1, 2012.

          The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of the Company’s net assets at the time of the acquisition.  The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination.  If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”).  Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.  Interest earned on the Trust Account, up to $1,875,000, net of taxes, may be released to the Company for due diligence and general and administrative expenses.  Through June 30, 2007, approximately $1,520,000 of interest had been earned on the trust account all of which is available for operating purposes.

          The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law.  The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below.  The Company’s stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders.  These voting provisions will not be applicable after the consummation of the first Business Combination.

          With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash.  The per share conversion price will equal the amount in the Trust Account inclusive of any interest subject to the amounts allocable for due diligence, general and administrative expenses, and income taxes described above (calculated as of two business days prior to the consummation of the proposed Business Combination), divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO.  Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account.  Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the Pre-IPO Stockholders.

          The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination prior to January 29, 2009.

Note 4.  Concentrations of Credit Risk

          The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on its cash balances.  The Company did have cash on deposit exceeding the insured limit as of June 30, 2007.  The balance is held in a municipal money fund account.

Note 5.  Installment Loan

          The Company has an installment loan from First Insurance Funding Corp. of  N.Y. for the sole purpose of financing its insurance policy for directors’ and officers’ liability.  The loan requires 21 installment payments of $4,898 beginning on February 28, 2007.  As of June 30, 2007, $74,173 was outstanding, excluding accrued interest.

          The installment loan bears interest at 7.75% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods.

Note 6.  Note Payable to Founding Stockholder

          On April 30, 2006, the Company issued a $150,000 unsecured promissory note to Barry W.  Florescue, the Company’s Chairman and Chief Executive Officer (the “Note”).  The Note was non-interest bearing and was payable on the earlier of April 30, 2007 or the consummation of the Offering.  The Note was repaid with the proceeds of the Offering on February 1, 2007.

Note 7.  Related Party Transactions

          The Company pays BMD Management Company, Inc.  a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business.  Through June 30, 2007, $40,774 had been incurred with respect to this agreement.

          The Company engages and proposes to continue to engage in ordinary course banking relationships on customary terms with Century Bank including the investment of excess operating funds in short term certificates of deposit.  The Company’s Chairman and Chief Executive Officer is the Chairman and owner of the bank and two of the Company’s Directors are directors of the bank.

          The Company’s Chairman and Chief Executive Officer, pursuant to an agreement with the Company and the underwriter, has agreed that if the Company liquidates prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the Proposed Offering not held in the trust account.

          The Company’s Chairman and Chief Executive Officer has also entered into an agreement with Ladenburg Thalmann, the lead underwriter for the IPO, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company’s common stock commencing ten business days after the Company files its Current Report on Form 8- K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.

Note 8.  Preferred Stock

          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

Overview

          The Company was formed on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.

          On February 1, 2007, we completed our initial public offering (“IPO”) of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter’s over-allotment option.  Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00.  The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option).  Of the gross proceeds: (i) we deposited $102,047,840 into a trust account (the “Trust Account”) at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses.  In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W.  Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

          We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

          We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.  Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products.  Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

          Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

          Net income or (loss) totaled $(1,379), $671,121, $1,157,904 and $1,156,386 for the period from inception to June 30, 2006, the three and six months ended June 30, 2007 and for the period from inception to June 30, 2007, respectively.

          Our operating expenses totaled $1,379, $226,696, $294,376 and $296,374 for the period from inception to June 30, 2006, the three and six months ended June 30, 2007 and for the period from inception to June 30, 2007, respectively.

          We had net interest income earned on marketable securities and held in the Trust Account of $0, $966,143, $1,519,775 and $1,519,775, for the period from inception to June 30, 2006, the three and six months ended June 30, 2007 and for the period from inception (April 17, 2006) to June 30, 2007, respectively. Interest income, after $1,875,000 which may be released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

          Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

          We have provided for only an effective tax rate of slightly over 20% on a year and inception to-date basis primarily because substantially all of the funds deposited in the Trust Account are exempt from federal and local taxes. As of June 30, 2007, there is a liability of $80,653.

          As of June 30, 2007, we had approximately $1,169,101 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.  The following table shows the total funds held in the trust account through June 30, 2007:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$104,147,840
Total interest received to date	1,519,775
Less total interest disbursed to us for working capital through June 30, 2007	(1,133,433)
Less total taxes paid through June 30, 2007	-0-

Total funds held in trust account through June 30, 2007 (includes $386,342 available to us for operating purposes)	$104,534,182

          We believe that we will have sufficient funds to allow us to operate through January 29, 2009, assuming that a business combination is not consummated during that time.  Approximately $1,875,000, net of taxes, of working capital over this time period will be funded from the interest earned from the funds held in the trust account.  Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our directors’ and officers’ insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses including the $8,000 per month to a related party for office space and general and administrative services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business.  Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also the principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer (who is also the principal financial officer) concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended June 30, 2007.

          There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 14, 2007	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue

Barry W. Florescue
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350