Form 10-Q
period 2007-09-30
Renaissance Acquisition Corp.
filed 2007-11-14
CIK 1363171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of October 29, 2007.

RENAISSANCE ACQUISITION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash	$60,165	$1,717,845
Prepaid insurance		70,676
Investment income receivable		9,360
Total current assets	60,165	1,797,881
Deferred offering costs	327,727
Cash equivalents held in trust account		105,061,449
Fixed assets net of accumulated depreciation		1,173
Total assets	$387,892	$106,860,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$303,301
Accrued expenses	1,917	60,188
Income Taxes Payable		623,456
Accrued offering costs	212,493	-
Installment loan (current portion)	-	56,022
Notes payable to stockholder	150,000	-
Total current liabilities	364,410	1,042,967
Long-term obligations:
Long term portion of installment loan		4,811
Accrued underwriting costs		3,051,240
Total liabilities		3,056,051
Common stock subject to possible conversion,
3,586,206 shares at conversion value		20,819,153
Interest income attributable to common stock subject to conversion
(at September 30, 2007)		57,972
Commitments and contingencies (Note 3 and 7):		-
Stockholders' equity:
Preferred stock - $.0001 par value, none authorized at December 31,		-
2006; 1,000,000 shares authorized and none outstanding at September 30, 2007
Common stock - $.0001 par value, 6,000,000 shares authorized;
3,900,000 Issued and outstanding as of December 31, 2006;
72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion)
as of March 31, 2007	390	2,184
Additional paid-in capital	24,610	80,508,869
(Deficit) Earnings accumulated during the development stage	(1,518)	1,373,307
Total stockholders' equity	23,482	81,884,360
	$387,892	$106,860,503

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	April 17, 2006 (inception) to September 30, 2006	Nine Months Ended September 30, 2007	April 17, 2006 (inception) to September 30, 2007
General and administrative
expenses	$ -0-	$ 466,888	$ 1,379	$ 761,264	$ 763,262
Operating loss	-0-	(466,888)	(1,379)	(761,264)	(763,262)
Other income (expense):
Interest expense	-0-	(1,352)		(4,175)	(4,175)
Interest income	-0-	20,263		33,234	33,714
Interest income trust account	-0-	1,268,684		2,788,458	2,788,458
Income (Loss) before provision
for income taxes	-0-	820,707	(1,379)	2,056,253	2,054,735
Provision for income
taxes	-0-	(542,803)		(623,456)	(623,456)
Net income (loss)	-0-	$ 277,904	$ (1,379)	$ 1,432,797	$ 1,431,279
Less: Interest attributable to common stock subject to possible
conversion	-0-	(57,972)		(57,972)	(57,972)
Net income attributable to common stock not
subject to possible
conversion	-0-	219,932	(1,379)	1,374,825	1,373,307

Total net income (loss) per share:
Basic	$ (0.00)	$ .01	$ (0.00)	$ .07
Diluted	$ (0.00)	$ .01	$ (0.00)	$ .06
Total weighted average
shares outstanding:
Basic	3,900,000	21,840,000	3,900,000	19,674,286
Diluted	3,900,000	25,569,462	3,900,000	22,594,389
Net income per share attributable to common stock not subject to conversion:
Basic	$ (0.00)	$ .01	$ (0.00)	$ .08
Diluted	$ (0.00)	$ .01	$ (0.00)	$ .07
Weighted average shares
outstanding:
Basic	3,900,000	18,253,794	3,900,000	16,521,006
Diluted	3,900,000	21,052,007	3,900,000	18,857,381
Shares subject to possible conversion:
Weighted average
number of shares		$ 3,586,206		$ 3,153,280
Income per share amount:		$ .03		$ .11

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	(Deficit)/ Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 17, 2006 (inception)	-	$-	$-	$-	$-

Sale of common stock to Founding stockholders	3,900,000	390	24,610	-	25,000

Net loss for the period	-	-	-	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482

Sale of private placement warrants	-	-	2,100,000	-	2,100,000

Sale of 15,600,000 units net of offering expenses	15,600,000	1,560	86,005,946	-	86,007,506
Sale of 2,340,000 units for over- allotment	2,340,000	234	13,197,366	-	13,197,600

Proceeds subject to possible conversion of 3,586,206 shares	-	-	(20,819,153)	-	(20,819,153)

Sale of unit purchase option	-	-	100	-	100
Accretion of trust account relating to
common stock subject to possible
conversion				(57,972)	(57,972)
Net income for the nine months ending September 30, 2007	-	-	-	1,432,797	1,432,797

Balance at September 30, 2007 (unaudited)	21,840,000	$2,184	$80,508,869	$1,373,307	$81,884,360

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	April 17, 2006 (inception) to September 30, 2006	Nine months ended September 30, 2007	April 17, 2006 (inception) to September 30, 2007

Cash flows from operating activities:
Net income (loss)	$ (1,379)	$ 1,432,797	$ 1,431,279
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization		142	142
Changes in operating assets and liabilities:
Prepaid expenses		(9,843)	(9,843)
Interest income receivable		(9,360)	(9,360)
Accounts payable and accrued liabilities	1,298	985,029	986,946
Net cash (used in) provided by operating activities	(81)	2,398,765	2,399,164

Cash flows from investing activities:
Proceeds invested in trust account		(105,061,449)	(102,061,449)
Acquisition of fixed assets		(1,316)	(1,316)

Net cash used by investing activities	-0-	(105,062,765)	(105,062,765)

Cash flows from financing activities:
Proceeds from (repayment of) note payable to stockholder	150,000	(150,000)	-0-
Proceeds from sale of units, net		102,371,680	102,256,446
Proceeds from issuance or warrants		2,100,000	2,100,000
Proceeds from sale of common stock to initial stockholder	25,000	-	25,000
Payment of accrued offering costs	(115,234)	-	-
Net cash provided by financing activities	59,766	104,321,680	104,381,446
Net increase in cash	59,685	1,657,680	1,717,845
Cash at beginning of period	-0-	60,165	-0-
Cash at end of period	59,685	$ 1,717,845	$ 1,717,845

Supplemental cash flow disclosures:
Cash paid for:
Interest	$ -0-	$ (4,175)	$ (4,175)
Income taxes	$ -0-	$ -0-	$ -0-

Non-cash operating and financing activity:
Accrual of deferred offering costs	$ 80,823	-	(80,823)
Accrued deferred underwriting fees	-	$ 3,051,240	$ 3,051,240
Accrued insurance installment loan	-	$ 60,833	$ 60,833

RENAISSANCE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1.   Organization and Business Operations

Renaissance Acquisition Corp. (the "Company") was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company's fiscal year-end is December 31.

As of September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 related to the Company's formation, its initial public offering of the securities (the "IPO") which was completed in February 2007, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Note 3.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2006 and February 1, 2007 and for the periods from inception (April 17, 2006) to December 31, 2006 and February 1, 2007 filed with the SEC and included in Form 8-K and Form 10-K filed on February 6, 2007 and April 2, 2007 respectively.

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

Deferred Taxes

The Company has recorded a deferred tax asset of $212,497 which arises from the differing book and tax treatments of expenses during the development stage.  Because management has determined that it is not more likely than not that the Company will be able to utilize the benefit of the deferred tax asset, it has recorded a valuation allowance for the full amount.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents 19.99% of the proceeds from the IPO placed in trust, interest income earned on the trust, net of tax, in excess of the $1,875,000, which may be released to the Company for operating expenses and due diligence and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3). Such amount is payable to Public Stockholders (see Note 3) who vote against a business combination and elect conversion.

Derivative Financial Instruments

Potential derivative financial instruments consist of warrants issued as part of the IPO and a unit purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the issuance of the warrants and the sale of the unit purchase option were not required to be recorded as derivative liabilities and are reported in stockholders' equity and, accordingly, there is no impact on the Company's financial position and results of operations, except for the $100 in proceeds from the sale of the unit purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and unit purchase option continue to be classified as equity instruments.

At the date of issuance, the Company determined the unit purchase option had a fair market value of approximately $2,333,500 using a Black-Scholes pricing model.

Net Income Per Share

Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of net potential common shares such as warrants and options, aggregating 2,920,104 (after application of the treasury stock method), have been included in the three and nine month periods ended September 30, 2007. Potential common shares in connection with the underwriters' purchase option (see Note 3) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be anti-dilutive.

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 effective January 1, 2007, which had no material effect on our financial statements.  The only year for which we have filed income taxes is 2006, and is open to examination by the major taxing jurisdiction to which we are subject.  The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of such interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, accounting changes and error corrections.

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

Note 3.   Initial Public Offering

On February 1, 2007, the Company issued and sold 15,600,000 units ("Units") in its IPO, and on February 16, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the IPO or (b) the completion of an acquisition. The Warrants will expire four years from the effective date of the IPO.   The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The public offering price of each Unit was $6.00, and the gross proceeds of the IPO were $107,640,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $102,047,840 was deposited into a trust account (the "Trust Account"), which amount included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $781,000 for offering expenses. In addition, the Company deposited into the Trust Account the $2,100,000 that it received from the issuance and sale of 4,666,667 Warrants (exercisable at $6.00 per share) to RAC Partners LLC, an entity controlled by Barry Florescue, our Chairman and Chief Executive Officer, and Charles Miersch and Morton Farber, two of our Directors, on February 1, 2007.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 650,000 units for $7.50 per Unit. These units are identical to the Units issued in the IPO. This option may be exercised for cash or on a "cashless basis" and expires February 1, 2012.

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the "Business Combination") whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the "Public Stockholders"). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds. Interest earned on the Trust Account, net of taxes, up to $1,875,000, net of taxes, may be released to the Company for due diligence and general and administrative expenses. Through September 30, 2007, approximately $2,788,000 of interest had been earned on the trust account, of which $1,875,000 has been released to the Company to fund its working capital requirements.

During the quarter ended September 30, 2007, the Company earned enough interest on a cumulative basis to begin accruing interest income to the common stock subject to possible conversion. Accordingly, the Company accreted $57,972 and $57,972 of interest, to the common stock subject to possible conversion, for the three months and nine months ended September 30, 2007, respectively, and $57,972 for the period from April 17, 2006 (inception) through September 30, 2007.  The interest is derived by the sum of the trust income less the provision for income taxes and working capital allocation, then applying the percent of common shares subject to possible conversion.

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

Note 4.   Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of September 30, 2007. The balance is held in a money market fund account.

Note 5.   Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors' and officers' liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of September 30, 2007, $60,833 was outstanding, excluding accrued interest.

The installment loan bears interest at 7.75% per annum and is payable from the funds transferred from earnings of the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods.

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

Note 7.   Related Party Transactions

The Company pays BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business. Through September 30, 2007, $64,774 had been incurred with respect to this agreement.

The Company engages and proposes to continue to engage in ordinary course banking relationships on customary terms with Century Bank including the investment of excess operating funds in short term certificates of deposit. The Company's Chairman and Chief Executive Officer is the Chairman and owner of the bank and two of the Company's Directors are directors of the bank.

The Company's Chairman and Chief Executive Officer, pursuant to an agreement with the Company and the underwriter, has agreed that if the Company liquidates prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the IPO not held in the trust account.

The Company's Chairman and Chief Executive Officer has also entered into an agreement with Ladenburg Thalmann, the lead underwriter for the IPO, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company's common stock commencing ten business days after the Company files its Current Report on Form 8- K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.  If he purchases shares of common stock pursuant to this agreement, he will be entitled to vote such shares as he chooses on a proposal to approve a business combination which may influence whether or not a business combination is approved.

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

On February 1, 2007, we completed our initial public offering ("IPO") of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account (the "Trust Account") at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

  may significantly reduce the equity interest of our stockholders;

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

  We intend to use substantially all of the net proceeds of our initial public offering, (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

  Results of Operations, Financial Condition and Liquidity

  Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

  Net income or (loss) totaled $-0-, $277,904, ($1,379), $1,432,797 and $1,431,279 for the three months ended September 30, 2006 and September 30, 2007, for the period from inception to September 30, 2006, nine months ended September 30, 2007 and for the period from inception to September 30, 2007, respectively.

  Our operating expenses totaled $-0-, $466,888, $1,379, $761,264 and $763,262 for the three months ended September 30, 2006 and September 30, 2007, and for the period from inception to September 30, 2006, nine months ended September 30, 2007 and for the period from inception to September 30, 2007, respectively.

  We had net interest income earned on marketable securities and held in the Trust Account of $-0-, $1,268,684, $-0-, $2,788,459 and $2,788,459, for the three months ended September 30, 2006 and September 30, 2007 and for the period from inception (April 17, 2006) to September 30, 2006, nine months ended September 30, 2007, and for the period from inception to September 30, 2007, respectively. Interest income, after $1,875,000 which has been released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.  After deduction on the amount related to the Company's income taxes payable on the interest, approximately $290,000 of interest income remain to be allocable, with approximately $58,000 of such amount being allocable to common shares subject to conversion.

  Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

  We have provided for only an effective tax rate of slightly over 30% on a year and inception to-date basis since a substantial portion of our interest income is from non-taxable sources.  As of September 30, 2007, there is a liability of $623,456.

  As of September 30, 2007, we had approximately $1,717,845 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2007:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$ 104,147,840
Total interest and miscellaneous income received to date	2,788,609
Less total interest disbursed to us for working capital through September 30, 2007	(1,875,000)
Less total taxes paid through September 30, 2007	-0-
Total funds held in trust account through September 30, 2007	$ 105,061,449

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

  payment of premiums associated with our directors' and officers' insurance;

  payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

  due diligence and investigation of prospective target businesses;

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

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States "government securities" within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

  We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended September 30, 2007.

  There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2007	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue
Barry W. Florescue
Chief Executive Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350