Form 10-K
period 2007-12-31
Renaissance Acquisition Corp.
filed 2008-03-31
CIK 1363171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 001-33258

Renaissance Acquisition Corp.

(Name of registrant as specified in its charter)
Delaware	20-4720414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 E. Sample Road, Suite 400

Pompano Beach, FL 33064

(address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (954) 784-3031

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value
(Title of Class)
Common Stock Purchase Warrants
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [     ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [X]   No [     ]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $100,464,000 (based upon the closing price of Issuer's Common Stock, $.0001 par value, as of June 30, 2007).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,840,000 at March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

PART I

Item 1. Business

General development of the business

References to "we", "us", or the "Company" are to Renaissance Acquisition Corp.

We are a blank check company incorporated in Delaware on April 17, 2006 in order to serve as a vehicle for the acquisition of an operating business. On February 1, 2007, we completed our initial public offering ("IPO") of 15,600,000 units, and on February 16, 2007, we completed the closing of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. Beginning February 15, 2007, our common stock and warrants began trading separately on the American Stock Exchange. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $104,047,840 into a trust account (the "Trust Account") at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to Charles Miersch and Morton Farber, directors and to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, on February 1, 2007.

Our efforts to identify a prospective target business are not limited to a particular industry, although we are focusing our efforts on acquiring an operating business headquartered in North America in one of the following industries:
o	Consumer products -- including retail, mail order or direct to consumer products;

o

Consumer, business or financial services -- including banking, credit cards, other financial services and multi-unit restaurants including quick-service, fast-casual, casual dining, and fine dining segments; and

o	Manufacturing -- including the production of unique, disposable, reusable or consumable products.

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

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Sources of target businesses

We believe based on our management's business knowledge and past experience that there are numerous acquisition candidates in the consumer products, manufacturing or services industries. Target business candidates have and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus or other public documents and know what types of businesses we are primarily targeting. Our officers and directors, as well as their affiliates, have and we expect will continue to bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or holders of our common stock prior to our IPO, or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our management has experience in evaluating transactions, particularly in the industries in which we intend to focus our efforts as noted above and will retain advisors as necessary to assist in its due diligence efforts. If we become aware of a potential business combination outside of such industries, we intend to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination.

Selection of a target business and structuring of a business combination

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the industry focuses described above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. However, we also generally focus on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation. Additionally, we focus on companies that have historically exhibited the ability to increase revenues on an annual basis. Notwithstanding the foregoing, we are not limited by these areas of focus and may determine to consummate a business combination with a company not fitting these descriptions such as a company that may be suffering losses but which we believe based on our due diligence review of the company and discussions with management, customers and suppliers has potential to become profitable in the long term or whose business could become profitable under our management's leadership, if we determine it would be in our stockholders' best interest. Depending on our analysis, together with the analysis of any consultants, and advisors we may retain, of the effectiveness of management in the context of the company as a whole, we may determine to keep current management in place, replace management with outside personnel or replace or supplement current management with our management.

In evaluating a prospective target business, our management considers, among other factors, the following:
o	financial condition and results of operation (including whether a business is underperforming but could be improved with new management and changes to operational and capital strategies);

o	growth potential (including the degree to which opportunities for growth exist through internal expansion, industry consolidation, globalization or innovative business strategies);

o	experience and skill of management and availability of additional personnel;

o	capital requirements (including required working capital and capital expenditures, and their effect on the company's cash flows);

o	competitive position (including strength of brands, if any, customer loyalty and product quality relative to its competitors);

o	regulatory, technical or geographic barriers to entry, and their potential effect on the long term competitive environment of the target business;

o	stage of development of the products, processes or services including the degree of current or potential market acceptance of the products, processes or services;

o	proprietary features and degree of intellectual property protection of the products, processes, or services (including trade secrets and know-how); and

o	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we have and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. As part of this evaluation we will consider various criteria, including those set forth above, and the extent to which they weigh favorably to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

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

Fair market value of target business

The target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. While we currently have a number of specific business combinations under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined for this purpose by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to, but we may, obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. In addition, we will obtain an opinion as to whether the transaction is fair to our stockholders. In any event, we will provide a copy of any opinion we receive from an investment banking firm to our stockholders.

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
o

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

o	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each stockholder other than holders of our common stock prior to our IPO the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Stockholders who held shares of our common stock prior to our IPO will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether they owned such shares prior to our IPO or purchased such shares in the IPO or in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the IPO. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

We are not allowed by our Certificate of Incorporation to complete any business combination if stockholders (other than our officers, directors and affiliates) owning 20% or more of the shares sold in our IPO, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which stockholders (other than our officers, directors and affiliates,) owning 19.99% of the shares sold in our IPO may exercise their conversion rights and the business combination will still go forward. We have agreed that we will not take any action to amend or waive any provision of our amended and restated certificate of incorporation that would have the effect of increasing or decreasing the 20% threshold.

Liquidation if no business combination

If we are unable to complete a business combination by January 29, 2009, we will distribute to all of our stockholders (other than our officers, directors and affiliates), in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our stockholders who are officers, directors and affiliates have waived their rights to participate in any such distribution or any liquidation distribution with respect to shares they held before the IPO. There will be no distribution from the trust account or otherwise with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund. If such funds are insufficient, Barry W. Florescue has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

Our stockholders (other than our officers, directors and affiliates) will be entitled to receive funds from the trust account only in the event of the liquidation of the trust account or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. As of March 25, 2008, there were approximately 98 blank check companies that have completed initial public offerings in the United States with more than $16.0 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:
o	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

o

our obligation to convert into cash shares of common stock held by stockholders other than shareholders who owned common stock before our IPO to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

o	our outstanding warrants and option, and the potential future dilution they represent.

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

Employees

As of December 31, 2007, we had three executive officers and a treasurer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs and receive no salary or similar compensation. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not believe the value of these services to be significant to our operating results. We do not intend to add any additional full time employees prior to the consummation of a business combination. None of our employees is covered by a collective bargaining agreement.

Available Information

Our Internet website, which is located at http://www.renacq.com, is under construction. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission ("SEC") on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at www.sec.gov.

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

We are a development stage company with no operating results to date. Since we do not have an operating history, there is a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that an initial business combination will occur.

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

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate through January 29, 2009, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for the next 13 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use and have used a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since March 2006, based upon publicly available information, as of March 25, 2008, approximately 143 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 42 companies have consummated a business combination, while 26 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and three companies have failed to complete business combinations and they have either dissolved or announced their intention to dissolve and will return trust proceeds to their stockholders. Accordingly, there are approximately 72 blank check companies with more than $13.3 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.87 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are obligated to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders, there is no guarantee that such agreements, even if executed, would be enforceable under provisions of law. Furthermore, even if they execute such agreements, there is no guarantee that they will nevertheless not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our stockholders. We cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $5.87, plus interest, due to such claims. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our stockholders other than with respect to shares issued before our IPO, Barry W. Florescue, our chairman of the board and chief executive officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We currently believe that Mr. Florescue is of substantial means and capable of funding his indemnity obligations in light of our obligation to obtain waiver agreements as described above. However, we cannot assure you that he will be able to satisfy those obligations. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders entitled to distribution, at least $5.87 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 29, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders within ten business days after January 29, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance". As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our stockholders promptly after January 29, 2009, this may be viewed or interpreted as giving preference to our stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we are focusing our search within certain industries in which our management has previous experience, we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Our management may not have adequate experience to evaluate businesses in certain industries. We also cannot assure you that an investment in our units, shares or warrants will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 72,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 7,663,333 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to the underwriter) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitment, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
o	may significantly reduce the equity interest of our current stockholders;

o	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

o

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

o	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

o	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

o

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

o	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

o	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

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

Our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

We may engage in a business combination with one or more businesses that have relationships with holders of our stock prior to our initial public offering, which may raise potential conflicts of interest.

Members of our management, directors and holders of our stock prior to our initial public offering are investors in, or affiliated with entities that invest in, companies both in and out of the industries in which we are focusing our search. We may decide to acquire one or more of the companies in which these entities or related parties are investors in connection with the business combination. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with any such company is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our stockholders as they would have been absent any conflicts of interest.

Most of our officers and directors own shares of our common stock issued prior to our initial public offering and have an interest in RAC Partners, an entity controlled by our chairman and chief executive officer, which owns shares of common stock issued prior to our initial public offering and will own warrants following the initial public offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

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

Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
o	a limited availability of market quotations for our securities;

o

a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

o	a limited amount of news and analyst coverage for our company; and

o	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

o	solely dependent upon the performance of a single business, or

o	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

When we seek stockholder approval of any business combination, we will offer each stockholder (but not persons who held our stock prior to our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We have not yet taken any steps to secure third party financing with respect to any business combination currently under consideration. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the funds in the trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because as of March 25, 2008 only 68 of the 143 blank check companies that have gone public in the United States since March 2006 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business by January 29, 2009, we will be forced to liquidate. In addition, the requirement that we acquire a target business that has a fair market value of at least 80% of our net assets at the time of such acquisition together with our ability to proceed with a business combination if stockholders owning up to 20% of the shares sold in our initial public offering vote against our business combination and exercise their conversion rights, may require us to raise additional funds through the private sale of securities or incur indebtedness in order to enable us to effect such a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not determined a target business with which to enter into a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders (which could be up to 19.99% of the funds in the trust account), we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, including the consummation of a business combination.

Our existing stockholders (including all of our officers and directors) collectively own 17.9% of our issued and outstanding shares of common stock. In addition, Barry W. Florescue, our chairman and chief executive officer, has entered into an agreement with Ladenburg Thalmann & Co, Inc., the representative of the underwriters in our initial public offering, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue may vote these shares on a proposed business combination in any manner he chooses. Accordingly, our officers and directors may hold more than 17.9% of our issued and outstanding shares of common stock prior to the stockholder vote relating to a business combination and may influence actions requiring a stockholder vote, including a business combination. Additionally, until we consummate a business combination, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

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

Holders of shares acquired prior to our initial public offering are entitled to make a demand that we register the resale of such shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, RAC Partners is entitled to make a demand that we register the transfer of the insider warrants to its members in a liquidation or distribution and the purchasers of the insider warrants are entitled to make a demand that we register the resale of the shares underlying the insider warrants at any time after we execute a definitive agreement for a business combination. If our stockholders exercise their registration rights with respect to all of the shares they owned prior to our initial public offering, then there will be an additional 3,900,000 shares of common stock eligible for trading in the public market. If the purchasers of the insider warrants exercise the insider warrants and exercise their registration rights with respect to the underlying shares, then there will be an additional 4,666,667 shares of common stock eligible for trading on the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have been invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are, however, deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:
o	restrictions on the nature of our investments; and

o	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

o	registration as an investment company;

o	adoption of a specific form of corporate structure; and

o	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Item 1B.   Unresolved Staff Comments

Not applicable.

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

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and two warrants, each to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol "RAK.U." Our common stock has traded separately on the American Stock Exchange under the symbol "RAK" since February 15, 2007. Our warrants have traded separately on the American Stock Exchange under the symbol "RAK.WS" since February 15, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the Initial Offering; or (b) the completion of an acquisition. Our warrants will expire at 5:00 p.m., New York City time, on February 1, 2011.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company's units, common stock and warrants, respectively, as reported on the American Stock Exchange.
Units

Quarter ended	High	Low
December 31, 2007	$6.40	$6.10
September 30, 2007	$6.79	$6.15
June 30, 2007	$6.90	$6.09
March 31, 2007(1)	$6.74	$6.00

______________
(1)	Represents the high and low sale prices for our units from our initial public offering on February 1, 2007 through March 31, 2007.

Common Stock

Quarter ended	High	Low
December 31, 2007	$5.65	$5.52
September 30, 2007	$5.85	$5.45
June 30, 2007	$5.62	$5.42
March 31, 2007(1)	$5.51	$5.31

______________
(1)	Represents the high and low sale prices for our shares of common stock from February 15, 2007, the date that our common stock first became separately tradable, through March 31, 2007.

Warrants

Quarter ended	High	Low
December 31, 2007	$ .50	$ .35
September 30, 2007	$ .60	$ .40
June 30, 2007	$ .65	$ .38
March 31, 2007(1)	$ .45	$ .38

______________
(1)	Represents the high and low sale prices for our warrants from February 15, 2007, the date that our warrants first became separately tradable, through March 31, 2007.

Holders of Common Equity

As of December 31, 2007, we had approximately seven stockholders of record of our outstanding common stock, approximately three holders of record of our outstanding units, and approximately four holders of record of our outstanding warrants. We believe the actual number of holders is substantially more than indicated.

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

On July 12, 2006, RAC Partners agreed to purchase from us warrants to purchase 4,666,667 shares of common stock at $6.00 per share for a purchase price of $.45 per warrant, or an aggregate purchase price of approximately $2,100,000. In January 2007, in connection with the redemption of their interests in RAC Partners, Charles Miersch and Morton Farber each assumed the commitment of RAC Partners to purchase 109,500 warrants. Previously, RAC Partners had agreed to purchase warrants to purchase 2,833,333 shares of common stock at $5.00 per share for $.60 per warrant. The purchase was consummated on February 1, 2007 and proceeds were deposited into the Trust Account. These warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to RAC Partners and certain individuals who are sophisticated, wealthy accredited individuals. No underwriting discounts or commissions were paid with respect to such warrants.

Item 6.   Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the period from April 17, 2006 (inception) to December 31, 2006 and the year ended December 31, 2007, and as of December 31, 2006 and December 31, 2007. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

RENAISSANCE ACQUISITION CORP.

(A development stage company)

Statement of Operations Information:
	April 17, 2006 (inception) to December 31, 2006	For the Year Ended December 31, 2007

General and Administrative Expenses	$(1,998)	$(847,558)
Interest expense		(5,263)
Interest Income	480	4,167,041
Net income (loss) before provision for income taxes	$(1,518)	3,314,220
Provision for income taxes		(1,012,842)
Net income (loss)		$2,301,378
Basic	$(0.00)	$0.11
Diluted	$(0.00)	$0.10
Weighted average shares outstanding:
Basic	3,900,000	20,220,164
Diluted	3,900,000	23,294,978

RENAISSANCE ACQUISITION CORP.

(A development stage company)

Balance Sheet Information:

	December 31, 2006	December 31, 2007

ASSETS
Cash	$60,165	$1,410,028
Prepaid expenses	- 0 -	19,213
Investment income receivable	- 0 -	8,374
Total current assets	60,165	1,437,615
Deferred offering costs	327,727	- 0 -
Cash equivalents held in trust account	- 0 -	105,364,922
Fixed assets, net of accumulated depreciation	- 0 -	1,097
Total assets	387,892	106,803,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	- 0 -	42,078
Accrued expenses	1,917	80,250
Accrued offering costs	212,493	- 0 -
Notes payable to stockholder	150,000	- 0 -
Total current liabilities	364,410	122,328

Accrued underwriting costs	- 0 -	3,051,240
Total liabilities	364,410	3,173,568
Common stock subject to possible conversion 3,586,206 shares at conversion value	- 0 -	20,819,153
Interest income attributable to common stock subject to conversion	- 0 -	245,203

Stockholders' equity
Preferred stock $.0001 par value, none authorized at December 31, 2006;
1,000,000 shares authorized and none outstanding at
December 31, 2007	- 0 -	- 0 -
Common stock $.0001 par value, 6,000,000 shares authorized;
3,900,000 issued and outstanding as of December 31, 2006; 72,000,000 shares authorized; 21,840,000 issued and outstanding including 3,586,206 shares subject to possible conversion) as of December 31, 2007	390	2,184

Additional paid-in capital	24,610	80,508,869
(Deficit) earnings accumulated during the development stage	(1,518)	2,054,657

Total stockholders' equity	23,482	82,565,710
Total liabilities and stockholders' equity	387,892	106,803,634

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

On February 1, 2007, we completed our initial public offering of 15,600,000 units, and on February 16, 2007, we completed the closing of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to purchase one share of common stock at a price of $6.00 to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

We had not commenced any operations as of December 31, 2007 and, other than the note payable to First Insurance Funding Corp. for our directors and officers' liability insurance through January 29, 2009, there were no other contractual obligations at this time.

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:
o	may significantly reduce the equity interest of our stockholders;

o	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

o

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

o	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

o	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

o

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

o	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

o	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through January 29, 2009 (until our required liquidation date), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that, from the period beginning on January 1, 2008 and through January 29, 2009, we will incur approximately:
o	$104,000 for the administrative fee payable to BMD Management Company ($8,000 per month for thirteen months);

o	$700,000 of expenses for legal, accounting and other third party expenses attendant to the due diligence investigation, structuring and negotiating of a business combination;

o	$100,000 of expenses for the due diligence of prospective target businesses by our officers, directors and existing stockholders;

o	$95,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

o	$411,028 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums.

The amount of available proceeds is based on management's estimates of the costs needed to fund our operations through January 29, 2009 and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. Nevertheless, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

Results of Operations, Financial Condition and Liquidity

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income or (loss) totaled $(1,518), $2,301,378 and $2,299,860 for the period from inception to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively. The increase in net income (loss) in the year ended December 31, 2007 relate primarily to interest earned on the funds held in the Trust Account, which we received at the close of our initial public offering on February 1, 2007.

Our operating expenses totaled $1,998, $847,558 and $849,556 for the period from inception to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively. The increase in the year ended December 31, 2007 operating expenses is attributable to our beginning to incur significant expenses after the closing of our initial public offering on February 1, 2007 in connection with the due diligence of target companies as well as public company operating expenses.

We had net interest income earned on marketable securities and held in the Trust Account of $-0-, $4,113,933 and $4,113,933, for the period from inception (April 17, 2006) to December 31, 2006, year ended December 31, 2007, and for the period from inception to December 31, 2007, respectively. Interest income in excess of the first $1,875,000 which has been released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion. No additional interest income, except for amounts equal to any taxes payable by us relating to such interest earned, will be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. After deduction of the amount related to the Company's income taxes payable on the interest, approximately $1,226,000 of interest income remains to be allocable, with approximately $245,200 of such amount being allocable to common shares subject to conversion.

Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

We have provided for an effective tax rate of slightly under 31% on a year and inception to-date basis since a substantial portion of our interest income is from non-taxable sources. As of December 31, 2007, there is a liability of $1,012,842, of which estimated payments have been paid totaling $1,022,000.

As of December 31, 2007, we had approximately $1,410,028 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The following table shows the total funds held in the trust account through December 31, 2007:
Net proceeds from our initial public offering and private placement of warrants placed in trust	$104,147,840
Total interest and miscellaneous income received to date	4,114,082
Less total interest disbursed to us for working capital through December 31, 2007	(1,875,000)
Less total taxes paid through December 31, 2007	(1,022,000)

Total funds held in trust account through December 31, 2007	$105,364,922

Impact of Recently Issued Accounting Pronouncements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" or FAS 141R. FAS 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (e) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of SFAS No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on the Company's financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (FAS 160). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company is currently assessing what the impact of the adoption of FAS 160 will be on the Company's financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be and have been invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Renaissance Acquisition Corp.

We have audited the accompanying balance sheet of Renaissance Acquisition Corp. (a development stage company) (the "Company") as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from April 17, 2006 (inception) to December 31, 2006, the year ended December 31, 2007 and the period from April 17, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Acquisition Corp. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the period from April 17, 2006 (inception) to December 31, 2006, the year ended December 31, 2007 and the period from April 17, 2006 (inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

March 28, 2008

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
	December 31,	December 31,
	2006	2007
ASSETS
Current assets:
Cash	$60,165	$1,410,028
Prepaid expenses	-	19,213
Investment income receivable	-	8,374
Total current assets	60,165	1,437,615
Deferred offering costs	327,727
Cash equivalents held in trust account		105,364,922
Fixed assets, net of accumulated depreciation		1,097
Total assets	$387,892	$106,803,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$42,078
Accrued expenses	1,917	80,250
Accrued offering costs	212,493	-
Notes payable to stockholder	150,000	-
Total current liabilities	364,410	122,328
Long-term obligations:
Accrued underwriting costs	-	3,051,240
Total liabilities	364,410	3,173,568
Common stock subject to possible conversion,
3,586,206 shares at conversion value		20,819,153
Interest income attributable to common stock subject to conversion		245,203

Commitments and contingencies (Note C, E and F):
Stockholders' equity:
Preferred stock - $.0001 par value, none authorized at December 31, 2006; 1,000,000 shares authorized and none outstanding at December 31, 2007	-	-
Common stock - $.0001 par value, 6,000,000 shares authorized; 3,900,000 issued and outstanding as of December 31, 2006; 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion) as of December 31, 2007	390	2,184
Additional paid-in capital	24,610	80,508,869
(Deficit) earnings accumulated during the development stage	(1,518)	2,054,657
Total stockholders' equity	23,482	82,565,710
	$387,892	$106,803,634

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	April 17, 2006 (inception) to December 31, 2006	For the year ended December 31, 2007	April 17, 2006 (inception) to December 31, 2007

General and administrative expenses	$1,998	$847,558	$849,556

Operating loss	(1,998)	(847,558)	(849,556)
Other income (expense):
Interest expense	-	(5,263)	(5,263)
Interest income	480	53,108	53,588
Interest income trust account	-	4,113,933	4,113,933

(Loss) income before provision for income taxes	(1,518)	3,314,220	3,312,702
Provision for income taxes	-	(1,012,842)	(1,012,842)

Net (loss) income	$(1,518)	2,301,378	2,299,860
Less: interest attributable to common stock subject to possible conversion	-	(245,203)	(245,203)

Net income attributable to common stock not subject to possible conversion	(1,518)	2,056,175	2,054,657

Total net (loss) income per share:
Basic	$(0.00)	$0.11

Diluted	$(0.00)	$0.10

Total weighted average shares outstanding:
Basic	3,900,000	20,220,164
Diluted	3,900,000	23,294,978

Net (loss) income per share attributable to common stock not subject to conversion:
Basic	$(0.00)	0.12
Diluted	$(0.00)	0.11
Weighted average shares outstanding:
Basic	3,900,000	16,957,763
Diluted	3,900,000	19,417,922

Shares subject to possible conversion:
Weighted average number of shares		3,262,401

Income per share amount:		$0.18

See notes to the financial statements

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
				(Deficit)/
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 17, 2006 (inception)	-	$-	$-	$-	$-
Sale of common stock to founding stockholders (April 17, 2006 at $0.006 per share)	3,900,000	390	24,610	-	25,000
Net loss for the period	-	-	-	(1,518)	(1,518)
Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482
Sale of private placement warrants (1)	-	-	2,100,000	-	2,100,000
Sale of 15,600,000 units, net of offering expenses (2)	15,600,000	1,560	86,005,946	-	86,007,506
Sale of 2,340,000 units for over-allotment (3)	2,340,000	234	13,197,366	-	13,197,600

Proceeds subject to possible conversion of 3,586,206 shares	-	-	(20,819,153)	-	(20,819,153)

Sale of unit purchase option (February 1, 2007)	-	-	100	-	100
Accretion of trust account relating to common stock subject to possible conversion				(245,203)	(245,203)
Net income for the year	-	-	-	2,301,378	2,301,378
Balance as of December 31, 2007	21,840,000	$2,184	$80,508,869	$2,054,657	$82,565,710

(1) (January 29, 2007 at $0.45 per warrant)

(2) (February 1,2007 at $6.00 per unit)

(3) (February 16,2007 at $6.00 per unit)

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	April 17, 2006 (inception) to December 31, 2006	For the year ended December 31, 2007	April 17, 2006 (inception) to December 31, 2007

Cash flows from operating activities:
Net (loss) income	$(1,518)	$2,301,378	$2,299,860
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization		219	219
Changes in operating assets and liabilities:
Prepaid expenses		(19,213)	(19,213)
Interest income receivable		(8,374)	(8,374)
Accounts payable and accrued liabilities	1,917	120,411	122,328
Net cash provided by operating activities	399	2,394,421	2,394,820
Cash flows from investing activities:
Proceeds invested in trust account		(105,364,922)	(105,364,922)
Acquisition of fixed assets		(1,316)	(1,316)
Net cash used by investing activities	-0-	(105,366,238)	(105,366,238)
Cash flows from financing activities:
Proceeds from (repayment of) note payable to stockholder	150,000	(150,000)	-0-
Proceeds from sale of units, net		102,371,680	102,256,446
Proceeds from issuance of warrants		2,100,000	2,100,000
Proceeds from sale of common stock to initial stockholder	25,000	--	25,000
Payment of accrued offering costs	(115,234)	--	--
Net cash provided by financing activities	59,766	104,321,680	104,381,446
Net increase in cash	60,165	1,349,863	1,410,028
Cash at beginning of period	-0-	60,165	-0-
Cash at end of period	60,165	$1,410,028	$1,410,028
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-0-	$5,263	$5,263
Income taxes	$-0-	$1,022,000	$1,022,000
Supplemental disclosures of noncash operating and financing activity:
Accrual of deferred offering costs	$212,493	--	(212,493)
Accrued deferred underwriting fees	--	$3,051,240	$3,051,240
Accrued insurance installment loan	--	$47,282	$47,282

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note A. Organization and Business Operations; Going Concern Consideration

Renaissance Acquisition Corp. (the "Company") was incorporated in Delaware on April 17, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating company through a merger, capital stock exchange, asset acquisition and/or other similar transaction. As of December 31, 2007, the Company has not commenced any operations. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As such, the Company's operating results through December 31, 2007 relate to early stage organizational activities, and its ability to begin planned operations is dependent upon the completion of a financing. The Company has selected December 31 as its fiscal year end.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of its Units (as described in Note C - Initial Public Offering), although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company ("Acquisition"). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. At closing of the Offering, approximately $5.82 per Unit sold in the Offering is held in a trust account ("Trust Account") and invested in "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Account as described below. The remaining proceeds, along with up to $1,875,000 of interest income on the Trust Account has been released to the Company, is being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the Acquisition, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Acquisition and exercise their conversion rights, the Acquisition will not be consummated.

The Company's Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Offering (the "Acquisition Period"). If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs and the proceeds held in the Trust Account will be distributed to the Company's stockholders, excluding the persons who were stockholders prior to the Offering (the "Founding Stockholders") to the extent of their common stock held prior to the Offering. However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of the Company's common stock (the "Common Stock") acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the IPO (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note B. Summary of Significant Accounting Policies

[1] Cash equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in the Trust Account (see Note A) are to be held to maturity, and accordingly, are stated at cost. Funds held in the Trust Account are restricted (see Note A).

[2] Net (loss) income per share

Net (loss) income per share is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of net potential shares of Common Stock such as warrants and options, aggregating 3,074,814 (after application of the treasury stock method), have been included in the year ended December 31, 2007. Potential shares of Common Stock in connection with the underwriters' purchase option (see Note C) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be anti-dilutive.

[3] Use of estimates

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

[4] Income taxes

Deferred income taxes are provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

[5] Accrued underwriting costs

Underwriting fees of $3,051,240 accrued in connection with the Company's IPO are payable if and when the Company effects a business combination (see Note C).

[6] Adoption of new accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007, which had no material effect on our financial statements. The only year for which we have filed income taxes is 2006, and is open to examination by the major taxing jurisdictions to which we are subject. The Company will account for penalties and interest associated with any tax audits as an operating expense. Any subsequent change in classification of such interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, accounting changes and error connections.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

[7] Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (Revised 2007)" ("SFAS 141(R)"). SFAS No. 141(R) replaces SFAS No. 141 (Business Combinations) and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on the Company's financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("FAS 160"). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company is currently assessing what the impact of the adoption of FAS 160 will be on the Company's financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note C. Initial Public Offering

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

The public offering price of each Unit was $6.00, and the gross proceeds of the IPO were $107,640,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $102,047,840 was deposited into the Trust Account, which amount included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $781,000 for offering expenses. In addition, the Company deposited into the Trust Account the $2,100,000 that it received from the issuance and sale of 4,666,667 Warrants (exercisable at $6.00 per share) to RAC Partners LLC, an entity controlled by Barry Florescue, our Chairman and Chief Executive Officer, and to Charles Miersch and Morton Farber, two of our Directors, on February 1, 2007.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 650,000 units for $7.50 per Unit. These units are identical to the Units issued in the IPO. This option may be exercised for cash or on a "cashless basis" and expires February 1, 2012.

Barry W. Florescue, chairman and chief executive officer of the Company, has entered into an agreement with Ladenburg Thalmann & Co. Inc., the representative of the underwriters in the IPO, which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company's common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after the Company has completed an Acquisition. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price equal to the per share amount held in the Company's trust account as reported in such Form 8-K and will be made by Ladenburg Thalmann or another broker dealer mutually agreed upon by Mr. Florescue and Ladenburg Thalmann in such amounts and at such times as Ladenburg Thalmann or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. Mr. Florescue has agreed to make available to Ladenburg Thalmann monthly statements confirming that Mr. Florescue has sufficient funds to satisfy these transactions.

All shares of common stock owned by the Founding Stockholders prior to the closing of the IPO (the "Initial Shares") and the Insider Warrants were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until 30 days after the consummation of an Acquisition.

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

Note D. Note Payable to Founding Stockholder

On April 30, 2006, the Company issued a $150,000 unsecured promissory note to Barry W. Florescue, the Company's Chairman and Chief Executive Officer (the "Note"). The Note was non-interest bearing and was payable on the earlier of April 30, 2007 or the consummation of the Offering. The Note was repaid with the proceeds of the IPO on February 1, 2007.

Note E. Related Party Transactions

The Company pays BMD Management Company, Inc., an affiliate of the Company, Chairman, Chief Executive Officer and Secretary, a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business. Through December 31, 2007, $88,774 had been incurred with respect to this agreement.

The Company engages and proposes to continue to engage in ordinary course banking relationships on customary terms with Century Bank including the investment of excess operating funds in short term certificates of deposit. The Company's Chairman and Chief Executive Officer is the Chairman and owner of the bank and two of the Company's Directors are directors of the bank. Such amounts at December 31, 2006 and 2007 total $60,165 and $1,410,028, respectively.

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

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Note F. Commitments and Other Matters

The underwriting fee in connection with the IPO was 6% of the gross proceeds of the Initial Offering and a non-accountable expense allowance of 1.5% of the gross proceeds of the IPO (the underwriting fee, but not the non-accountable expense allowance, includes the proceeds from the over-allotment units). However, the underwriters have agreed that a 1.60% portion of the underwriting discounts and commissions and $1,329,000 of the non-accountable expense allowance will not be payable unless and until the Company completes an Acquisition and have waived their right to receive such payment upon the Company's liquidation if it is unable to complete an Acquisition (see Note B[5]).

The Company issued on February 1, 2007, a five-year unit purchase option, for $100, to Ladenburg Thalmann & Co. Inc. ("Ladenburg"), the representative of the underwriters in the IPO, to purchase 650,000 units at an exercise price of $7.50 per unit. The units issuable upon exercise of this purchase option are identical to the Units to be sold in the IPO. The Company is accounting for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders' equity. Accordingly, there is no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The option was valued at the date of issuance, at approximately $2,333,500 ($3.59 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to Ladenburg is estimated as of the date of grant using the following assumptions: (1) expected volatility of 73.53%, (2) risk-free interest rate of 4.59% and (3) expected life of 5 years. However, because the units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility calculation of 73.53% is based on a sample of blank check companies that completed a business combination and have a subsequent trading history because the Company's management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for its common stock. The unit purchase option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to cash settle or net cash settle the exercise of the unit purchase option or the warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note G. Capital Stock

On May 16, 2006, the Board of Directors approved a change in the Company's authorized shares and par value from 1,000 shares with a par value of $.01 per share to 6,000,000 shares with a par value of $.0001 per share, and the Company effected a 5,000-for-1 stock split of the Company's common stock. On July 11, 2006, the Company effected a 1-for-1.1153846 reverse stock split of the Company's common stock. The accompanying financial statements give retroactive effect to these stock splits for the period presented. On January 29, 2007, the Company effected a stock dividend of one share for every five shares outstanding. The accompanying financial statements have been retroactively restated to reflect this transaction. The Company also approved a change in its authorized shares of common stock from 6,000,000 shares to 72,000,000 shares.

Note H. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of December 31, 2007. The balance is held in a money market fund account.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note I. Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors' and officers' liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of December 31, 2007, $47,282 was outstanding, excluding accrued interest.

 The installment loan bears interest at 7.75% per annum and is payable from operating funds, including the funds transferred from earnings of the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods (see Note A).

Note J. Preferred Stock

As of January 29, 2007, the Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note K. Income Taxes

The Company's provision for income taxes consists of:
Current
	Federal	$ 794.963
	State	217,879
	Total current	$1,012,842

The variance between the Company's effective income tax rate and the 34% federal statutory rate is as follows:
December 31, 2007

Statutory federal income tax rate	34.0%
Increase in valuation allowance	8.7%
State taxes	5.5%
Impact of permanent differences	<17.7%>

Other	.1%
Effective income tax rate	30.6%

The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset of $288,652. The Company concluded that it is not more likely than not that the Company will be able to utilize the benefit of the deferred tax asset; it has recorded a valuation allowance for the full amount.

Note L. Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the periods from January 1, 2007 through December 31, 2007.

	Fiscal Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net income	$486,782	$671,121	$274,894	$868,581
Net (loss) income per share
Basic	$.03	$.03	$.01	$.04
Diluted	$.03	$.03	$.01	$.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also the principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure control and procedures. Based on the foregoing, the Company's Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended): were effective as of the end of the year ended December 31, 2007.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15 under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial or accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we carried our an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Management

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Barry W. Florescue	64	Chairman of the Board, Chief Executive Officer
Logan D. Delany, Jr.	59	Executive Vice President and Director
Richard A. Bloom	40	President and Chief Operating Officer
Stanley Kreitman	76	Director
Charles W. Miersch	61	Director
Morton Farber	79	Director

Barry W. Florescue has been our chairman of the board and chief executive officer since our inception. Since 1988, Mr. Florescue has also been the chairman of the board, chief executive officer, and owner of Century Financial Group, Inc., a private holding company which owns Century Bank, a federally chartered thrift institution based in Sarasota, FL. From 1988 to 1992, Mr. Florescue was also chairman of the board and chief executive officer of Century Bank. Since that time, he has continued to serve as a director of Century Bank. Mr. Florescue has also been chairman of the board and president of BMD Management Company, Inc. since 1980. BMD is a privately-owned management services, finance and real estate investment company which has managed fast food and casual dining restaurants, and now primarily manages over 20 commercial real estate properties in Florida, Colorado and New York. From 1996 to December 2004, Mr. Florescue was the major stockholder, chairman of the board, chief executive officer and chief operating officer of BFMA Holding Corporation, a private holding company which owned and operated Marietta Corporation, a company that manufactures personal care amenities for the hospitality market and provides contract manufacturing and packaging for companies in the personal care, cosmetic, over-the-counter pharmaceutical, household care and food industries. Since 2003, Mr. Florescue has been the chairman of the board and chief executive officer of Caswell-Massey Holding Corporation, a 250 year old company that sells Caswell-Massey brand bath and beauty products through its retail stores, mail-order catalog and website, as well as through various department stores and chain retailers. Mr. Florescue is the managing member of RAC Partners LLC, an entity formed to hold a significant portion of the initial shares and all of the insider warrants. In 1997, Mr. Florescue entered into a stipulation and consent with the Office of Thrift Supervision ("OTS") relating to certain activities that occurred in 1990 and 1991 pursuant to which he consented to cease and desist from certain activities with Century Bank. The order providing for these restrictions was terminated by the OTS in 2004. Mr. Florescue had agreed that he would not participate in day-to-day management as an officer or employee of Century Bank and that his service as a director of Century Bank would be subject to certain restrictions. He also consented to the payment of a civil money penalty of $50,000. Mr. Florescue did not admit or deny the findings of the OTS in connection with such stipulation and consent. Mr. Florescue is on the Executive Advisory Committee of the Simon Graduate School of Business Administration and is a Trustee of the University of Rochester. Mr. Florescue received a B.S. from the University of Rochester and an M.B.A. from New York University Graduate School of Business. Mr. Florescue earned his certified public accountant certification in 1970. He was a member of the Listed Company Advisory Board of the American Stock Exchange from 1985 to 1988. Mr. Florescue currently serves as both our principal executive officer and our principal financial officer.

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

Richard A. Bloom has been our chief operating officer since consummation of our IPO and our president since April 20, 2007. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation, most recently as its President and Chief Executive Officer and prior to that, its Chief Operating Officer. Mr. Bloom continues to serve as a director of Marietta Holding Corporation, the successor entity to BFMA Holding Corporation. Since 2005, Mr. Bloom has served as a director of AmeriQual Group, LLC, the leading provider of meals, ready to eat (MREs) to the U.S. Military as well as thermo-processed, shelf-stable, ready-to-eat food to large commercial branded food companies. From 1996 to 2004, Mr. Bloom was a director and President of BFMA Holding Corporation, a private holding company which owned and operated Marietta Corporation until 2004. Since 2003, Mr. Bloom has served as a director and Vice Chairman of Caswell Massey Ltd. Mr. Bloom was a founder of the investment and merchant bank Imperial Capital, LLC, which focused on middle-market buyouts, financings and mergers & acquisitions, and from 1997 through 1999 served as a principal and the head of corporate finance. From 1992 through 1997, Mr. Bloom served as Managing Director and various other positions for Dabney/Resnick, Inc., a boutique investment bank, where he focused on micro-cap financing, bridge lending, merchant banking and M&A transactions. Prior to that, Mr. Bloom served as an analyst for Donaldson, Lufkin & Jenrette (DLJ). Mr. Bloom is also a member of RAC Partners. Mr. Bloom received a B.S.E. summa cum laude from the Wharton School of Business at the University of Pennsylvania.

Stanley Kreitman has been a member of our board of directors since our inception. Since 1993, Mr. Kreitman has served as chairman of the board of Manhattan Associates, an investment banking company. From 1975 to 1993, he was president of United States Banknote Corp., a New York Stock Exchange listed securities printing company. Mr. Kreitman is a director of the following public companies:

o	Medallion Financial Corp., a Nasdaq National Market listed specialty finance company (since 1996);
o	CCA Industries, Inc., an American Stock Exchange-listed company selling health-and-beauty aids (since 1996);
o	KSW Corp., an OTC Bulletin Board quoted company that furnishes and installs heating, ventilating and air conditioning systems and process piping systems (since 1999);
o	Geneva Financial Corp., a publicly-traded company that operates as a holding company for Geneva Mortgage Corp., a company that provides mortgage banking services (since 1999); and
o

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

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Stanley Kreitman, Charles W. Miersch and Morton Farber are our independent directors, constituting a majority of our board. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We have established an audit committee of the board of directors, consisting of Stanley Kreitman, as chairman, Charles W. Miersch and Morton Farber, each of whom is an independent director under the American Stock Exchange's listing standards. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:
o

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

o	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
o	discussing with management major risk assessment and risk management policies;
o	monitoring the independence of the independent auditor;
o	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
o	reviewing and approving all related-party transactions;
o	inquiring and discussing with management our compliance with applicable laws and regulations;

o	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
o	appointing or replacing the independent auditor;
o

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

o

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee is composed exclusively of "independent directors" who are "financially literate" as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define "financially literate" as being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Stanley Kreitman satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:
o	should have demonstrated notable or significant achievements in business, education or public service;
o

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

o	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, no filings were required to be filed.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. The code of ethics is incorporated by reference hereto as Exhibit 14.1.

Item 11.   Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing upon the date of our IPO, we pay BMD Management Company, an affiliate of Barry W. Florescue, a fee of $8,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Florescue compensation in lieu of a salary. Other than the $8,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by:
o	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
o	each of our officers and directors; and
o	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
RAC Partners LLC	3,574,800(2)	16.37%
Barry W. Florescue	3,604,800 (3)(4)	16.51%
Logan D. Delany, Jr.	30,000(5)	*
Richard A. Bloom	--(6)	*
Stanley Kreitman	30,000 (7)	*
Charles W. Miersch	117,600 (7)	*
Morton Farber	117,600 (7)	*
D.B. Zwirn & Co., L.P. (8)	2,164,700 (8)	9.91%
Millenco, L.L.C./Millenium
Management L.L.C. (9)	1,954,081(9)	8.95%
Prentice Capital Management, LP (10)	1,540,000 (10)	7.05%
Dorset Management Corporation (11)	1,540,000(11)	7.05%
HBK Investments L.P. (12)	1,341,481 (12)	6.14%
Weiss Asset Management, LLC (13)	1,220,200 (13)	5.59%
QVT Financial LP (14)	1,133,350 (14)	5.19%

All directors and executive officers as a group (six individuals)	3,900,000	17.86%

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

(8) The business address for D.B. Zwirn & Co., L.P. ("D.B. Zwirn") is 745 Fifth Avenue, 18th Floor, New York, New York 10151. The number of shares held by D.B. Zwirn, as of December 31, 2007, is derived from a Schedule 13G filed by D.B. Zwirn, D.B. Zwirn Special Opportunities Fund, L.P., D.B. Zwirn Special Opportunities Fund, Ltd., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn on January 4, 2008. D.B. Zwirn, DBZ GP, LLC, Zwrin Holdings, LLC and Daniel B. Zwirn may each be deemed the beneficial owner of (a) 902,674 shares of our common stock owned by D.B. Zwirn Opportunities Fund, L.P. and (b) 1,262,026 shares of our common stock owned by D.B. Zwirn Special Opportunities Fund, Ltd. (each entity referred to in (a) and (b) is herein referred to as a "Fund" and, collectively, as the "Funds"). D.B. Zwirn is the manager of the Funds, and consequently has voting control and investment discretion over the shares of our common stock held by the Fund. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn.

(9) The business address for Millenco, L.L.C. ("Millenco") is 666 Fifth Avenue, New York, New York 10103. The number of shares held by Millenco, as of December 31, 2007, is derived from a Schedule 13G filed by Millenco, Millennium Management LLC ("Millennium Management") and Israel A. Englander on March 20, 2008. Each of Millenco, Millennium Management and Israel A. Englander may be deemed to be the beneficial owner of the following: (a) 152,200 shares of our common stock held by Millenco; and (b) 1,801,881 shares of our common stock held by Millenco. Millennium Management, is the manager of Millenco, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management.

(10) The business address for Prentice Capital Management, LP ("Prentice Capital Management") is 623 Fifth Avenue, 32nd Floor, New York, New York 10022. The number of shares held by Prentice Capital Management, as of December 31, 2007, is derived from a Schedule 13G filed by Prentice Capital Management and Michael Zimmerman on February 8, 2007. Prentice Capital Management serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., Prentice Special Opportunities, LP, Prentice Special Opportunities Offshore, Ltd. and Prentice Special Opportunities Master, L.P.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the our common stock. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC the general partner of Prentice Capital Management, (b) Prentice Capital GP, LLC, the general partner of certain investment funds and (c) Prentice Capital GP II, LLC, the managing member of Prentice Capital GP II, LP, which is the general partner of certain investment funds. As such, he may be deemed to control Prentice Capital Management and the investment funds and therefore may be deemed to be the beneficial owner of such securities.

(11) The business address for Dorset Management Corporation ("Dorset Management") is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. The number of shares held by Dorset Management, as of December 31, 2007, is derived from a Schedule 13G/A filed by Dorset Management and David M. Knott on February 13, 2008. Each of David M. Knott and Dorset Management is deemed to be the beneficial owner of 1,540,000 shares of our common stock. 308,000 shares (the "Ostra Shares") of each such number of shares are owned by Ostra Capital Partners, L.P. ("Ostra"). The general partner of Ostra is Ostra GP, LLC, and the manager of Ostra GP, LLC is an individual named Richard Murawczyk. Mr. Murawczyk is employed by one or more entities controlled by David M. Knott and Mr. Murawczyk and David M. Knott have entered into an agreement with respect to security investments by Ostra. The Ostra Shares have been included in the number of shares reported as beneficially owned by David M. Knott to avoid any potential question regarding compliance with appropriate public disclosure requirements in the event that Ostra or any of its affiliates or controlling persons and David M. Knott might be deemed to be members of a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as. David M. Knott does not have any power to vote or direct the vote or dispose or direct the disposition of the Ostra Shares.

(12) The business address for HBK Investments L.P. ("HBK Investments") is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The number of shares held by HBK Investments, as of December 31, 2007, is derived from a Schedule 13G/A filed by HBK Investments, HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on February 8, 2008. HBK Investments has delegated discretion to vote and dispose of the securities to HBK Services LLC, which may, from time to time, delegate discretion to vote and dispose of certain securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong (collectively, the "Subadvisors"). Each of HBK Services LLC and the Subadvisors is under common control with HBK Investments.

(13) The business address for Weiss Asset Management, LLC ("Weiss Asset Management") is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The number of shares held by Weiss Asset Management, as of December 31, 2007, is derived from a Schedule 13G/A filed by Weiss Asset Management, Weiss Capital, LLC and Andrew M. Weiss on March 25, 2008. The number of shares includes shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein.

(14) The business address for QVT Financial LP ("QVT Financial") is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The number of shares held by QVT Financial is derived from a Schedule 13G/A filed by QVT Financial and QVT Financial GP LLC on February 8, 2008. QVT Financial is the investment manager for QVT Fund LP (the "Fund"), which beneficially owns 899,674 shares of our common stock, and for Quintessence Fund L.P. ("Quintessence"), which beneficially owns 99,547 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the "Separate Account"), which holds 134,129 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the shares of our common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,133,350 shares of our common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial.

All of the shares owned by RAC Partners and our officers and directors have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:
o	one year after our consummation of a business combination; and
o

the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our stockholders who held shares of our common stock prior to our IPO will receive any portion of the liquidation proceeds with respect to such initial shares.

RAC Partners, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, has purchased 4,447,667 of the insider warrants from us and Morton Farber and Charles W. Miersch, members of our Board of Directors, have each purchased 109,500 insider warrants from us (for an aggregate purchase price of approximately $2,100,000). These purchases took place on a private placement basis simultaneously with the consummation of the IPO. The insider warrants are identical to the warrants underlying the units sold in our IPO except that (i) they have an exercise price of $6.00 per share, (ii) we will not register the sale of the warrants to the public and (iii) the insider warrants will be exercisable on a cashless basis at the holders' option so long as such warrants are held by such directors, RAC Partners or its affiliates. We have agreed to register the transfer of the insider warrants by RAC Partners to its members in a liquidation or distribution and the resale of the shares underlying the insider warrants by RAC Partners and the directors at any time after we execute a definitive agreement for a business combination, but the purchasers of the insider warrants have agreed that the insider warrants will not be sold or, subject to certain limited exceptions (including in a distribution upon liquidation at RAC Partners), transferred by them and they may not exercise the insider warrants until 30 days after we have completed a business combination. Accordingly, the insider warrants will be placed in escrow and will not be released until 30 days after the completion of a business combination.

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

Item 13.   Certain Relationships and Related Transactions

In April 2006, we issued 3,250,000 shares (as adjusted for a 5,000-for-1 stock split effected in May 2006, a 1-for-1.1153846 reverse stock split effected in July 2006, the transfer on July 12, 2006 by RAC Partners of 2,586 shares to each of the other stockholders at a purchase price of .0077 per share and the withdrawal of certain of our directors as members of RAC Partners in January 2007 described below) of our common stock to the individuals set forth below for an aggregate of $25,000 in cash, at an average purchase price of approximately $0.0077 per share, as follows:
Name	Number of Shares	Relationship to Us
RAC Partners LLC	2,979,000	Stockholder which is controlled by Barry W. Florescue, the Company's Chairman and Chief Executive Officer
Barry W. Florescue	25,000	Chairman and Chief Executive Officer
Logan D. Delany, Jr.	25,000	Executive Vice President and Director
Stanley Kreitman	25,000	Director
Charles W. Miersch	98,000	Director
Morton Farber	98,000	Director

Mr. Miersch and Mr. Farber were originally members of RAC Partners, but each of them withdrew as members of RAC Partners and as a consequence received his pro rata shares of common stock that RAC Partners held (73,000 shares each) and assumed the obligation of RAC Partners to purchase 109,500 insider warrants.

The holders of the majority of these shares were entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of IPO. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain ''piggy-back'' registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

RAC Partners purchased 4,447,667 of the insider warrants from us and Charles W. Miersch and Morton Faber each purchased 109,500 insider warrants from us (for an aggregate purchase price of $2,100,000). This purchase took place on a private placement basis simultaneously with the consummation of the IPO. The insider warrants are identical to the warrants underlying the units offered in connection with the IPO except that (i) they have an exercise price of $6.00 per share, (ii) we will not register the sale of the warrants to the public and (iii) the insider warrants will be exercisable on a cashless basis at the holders' option so long as such warrants are held by RAC Partners or its affiliates. We have agreed to register the transfer of the insider warrants by RAC Partners to its members in a liquidation or distribution and the resale of the shares underlying the insider warrants by RAC Partners and the directors at any time after we execute a definitive agreement for a business combination, but the purchasers have agreed that the insider warrants will not be sold or, subject to certain limited exceptions (including in a distribution upon liquidation of RAC Partners), transferred by them and they may not exercise the insider warrants until 30 days after we have completed a business combination. Accordingly, the insider warrants will be placed in escrow and will not be released until 30 days after the completion of a business combination.

Barry W. Florescue, our chairman and chief executive officer, has entered into an agreement with Ladenburg Thalmann, in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Florescue has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after we have completed a business combination. These purchases will be made in accordance with Rule 10b-18 under the Exchange Act at a price equal to the per share amount held in our trust account as reported in such Form 8-K and will be made by Ladenburg Thalmann or such other broker dealer mutually agreed upon by Mr. Florescue and Landenburg Thalmann in such amounts and at such times as Ladenburg Thalmann or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price. Mr. Florescue has agreed to make available to Ladenburg Thalmann monthly statements confirming that Mr. Florescue has sufficient funds to satisfy these transactions.

BMD Management Company, an affiliate of Barry W. Florescue, has agreed that, commencing on the effective date of the IPO through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay BMD Management Company $8,000 per month for these services. Mr. Florescue is the chairman of the board and president of BMD Management Company and, as a result, will benefit from the transaction to the extent of his interest in BMD Management Company. However, this arrangement is solely for our benefit and is not intended to provide Mr. Florescue compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Miami-Ft. Lauderdale, Florida metropolitan area, that the fee charged by BMD Management Company is at least as favorable as we could have obtained from an unaffiliated person.

We engage and propose to engage in ordinary course banking relationships on customary terms with Century Bank. Barry W. Florescue, is chairman of the board of Century Financial Group Inc., the holding company for Century Bank. In addition, Charles W. Miersch is chairman of the board of Century Bank and Mr. Florescue and Stanley Kreitman also serve on its board of directors. Barry W. Florescue advanced to us an aggregate of $150,000 to cover expenses related to the IPO. This loan was repaid during fiscal year 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $8,000 per-month administrative fee and any reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder's fees, consulting fees or other similar compensation, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination.

 All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested ''independent'' directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested ''independent'' directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14.   Principal Accountant Fees and Services

The firm of Eisner LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Eisner LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our independent registered public accounting firm were $92,027 for the services they performed in connection with our initial public offering, including the financial statements included in the Form S-1 and amendments filed with the Securities and Exchange Commission and the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q through December 31, 2007.

Audit-Related Fees

During 2007, our independent registered public accounting firm did render assurance and related services related to the performance of the audit or review of financial statements

Tax Fees

During 2007, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee did pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

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

Renaissance Acquisition Corp.

Dated: March 29, 2008	By:	/s/	Barry W. Florescue
Name: Barry W. Florescue Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry W. Florescue	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 29, 2008
Barry W. Florescue

/s/ Logan D. Delany	Executive Vice President and Director	March 29, 2008
Logan D. Delany

/s/ Stanley Kreitman	Director	March 29, 2008
Stanley Kreitman

/s/ Morton Farber	Director	March 29, 2008
Morton Farber

/s/ Charles W. Miersch	Director	March 29, 2008
Charles W. Miersch

EXHIBIT INDEX
Exhibit Number	Exhibit Description
1.1	Underwriting Agreement.+
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.+
4.1	Specimen Unit Certificate.+
4.2	Specimen Common Stock Certificate.+
4.3	Specimen Warrant Certificate.+
4.4	Form of Unit Purchase Option to be granted to Representative.+
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.+
10.1	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Barry W. Florescue.+
10.2	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Logan D. Delany, Jr.+
10.3	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Stanley Kreitman.+
10.4	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Charles W. Miersch.+
10.5	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Morton Farber.+

+ Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-134444).

* Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-140283).

10.6	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and RAC Partners LLC.+
10.7	Investment Manager Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.+
10. 8	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.+
10.9	Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchaser.+
10.10	Letter Agreement between BMD Management Company, Inc. and Registrant regarding administrative support.+
10.11	Promissory Note, dated as of April 30, 2006, issued to Barry W. Florescue.+
10.12	Registration Rights Agreement among the Registrant and the Initial Stockholders.+
10. 13	Subscription Agreement among the Registrant, RAC Partners LLC and Graubard Miller.+
10.14	Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Richard A. Bloom.+
10.15	Form of Letter Agreement among the Registrant, Barry W. Florescue, Ladenburg Thalmann & Co. Inc. and other brokers.+
10.16	Subscription Agreement among the Registrant, Charles W. Miersch and Graubard Miller.+
10.17	Subscription Agreement among the Registrant, Morton Farber and Graubard Miller.+
14	Code of Ethics.+

31.1	Certification of Chief Executive Officer and Principal Financial Other Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Financial Other Pursuant to 18 U.S.C. Section 1350.

+  Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-134444).

* Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-140283).