Form 10-Q
period 2008-03-31
Renaissance Acquisition Corp.
filed 2008-05-14
CIK 1363171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of " large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of April 30, 2008.

RENAISSANCE ACQUISITION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash	$1,410,028	$1,181,857
Prepaid expenses	19,213	19,837
Investment income receivable	8,374	5,350
Total current assets	1,437,615	1,207,044
Cash equivalents held in trust account	105,364,922	106,264,262
Fixed assets, net of accumulated depreciation	1,097	1,031
	$106,803,634	$107,472,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,078	$31,020
Accrued expenses	80,250	23,000
Income taxes payable		333,069
Total current liabilities	122,328	387,089
Long-term obligations:
Accrued underwriting costs	3,051,240	3,051,240
Total liabilities	3,173,568	3,438,329
Common stock subject to possible conversion,
3,586,206 shares at conversion value	20,819,153	20,819,153
Interest income attributable to common stock subject to conversion
	245,203	358,293
Commitments and contingencies (Note 3 and 7):		-
Stockholders' equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized and none outstanding at December 31, 2007 and March 31, 2008		-

Common stock - $.0001 par value, 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion) as of December 31, 2007 and March 31, 2008	2,184	2,184
Additional paid-in capital	80,508,869	80,508,869
Earnings accumulated during the development stage	2,054,657	2,345,509
Total stockholders' equity	82,565,710	82,856,562
	$106,803,634	$107,472,337

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	April 17, 2006 (inception) to March 31, 2008
General and administrative
expenses	$ 67,681	$ 173,648	$ 1,023,204
Operating loss	(67,681)	(173,648)	(1,023,204)
Other income (expense)
Interest expense	(1,212)	(827)	(6,090)
Interest income	2,043	12,146	65,734
Interest income trust account	553,632	899,340	5,013,273
Income (Loss) before provision for income taxes	486,782	737,011	4,049,713
Provision for income taxes	-0-	(333,069)	(1,345,911)
Net income (loss)	486,782	$ 403,942	$ 2,703,802
Less: Interest attributable to common stock subject to possible conversion	-0-	(113,090)	(358,293)
Net income attributable to common stock not subject to possible conversion	$ 486,782	$ 290,852	$ 2,345,509

Total net income (loss) per share:
Basic	$ .03	$ .02
Diluted	$ .03	$ .02
Total weighted average shares outstanding:
Basic	15,270,667	21,840,000
Diluted	17,186,603	25,741,390
Net income per share attributable to common stock not subject to conversion:
Basic		$ .02
Diluted		$ .01
Weighted average shares
outstanding:
Basic		18,253,794
Diluted		21,375,296
Shares subject to possible conversion:
Weighted average
number of shares		$ 3,586,206
Income per share amount:		$ .05

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	(Deficit)/ Earnings Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 17, 2006 (inception)	-	$-	$-	$-	$-

Sale of common stock to Founding stockholders at $.0064 per share	3,900,000	390	24,610	-	25,000

Net loss for the period	-	-	-	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482

Sale of private placement warrants at $0.45 per warrant	-	-	2,100,000	-	2,100,000

Sale of 17,940,000 units net of offering expenses at $6.00 per unit	17,940,000	1,794	99,203,312	-	99,205,106

Proceeds subject to possible conversion of 3,586,206 shares	-	-	(20,819,153)	-	(20,819,153)

Sale of unit purchase option	-	-	100	-	100
Accretion of trust account relating to common stock subject to possible conversion				(245,203)	(245,203)
Net income for the year	-	-	-	2,301,378	2,301,378
Balance as of December 31, 2007	21,840,000	2,184	80,508,869	2,054,657	82,565,710

Accretion of trust account relating to common stock subject to possible conversion				(113,090)	(113,090)
Net income for the three months ending March 31, 2008				403,942	403,942
Balance as of March 31, 2007 (unaudited)	21,840,000	$ 2,184	$ 80,508,869	$ 2,345,509	$ 82,856,562

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended March 31, 2007	Three months ended March 31, 2008	April 17, 2006 (inception) to March 31, 2008

Cash flows from operating activities:
Net income	$ 486,782	$ 403,942	$ 2,703,802
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization		66	285
Changes in operating assets and liabilities:
Prepaid expenses	(12,321)	(624)	(19,837)
Interest income receivable	(261)	3,024	(5,350)
Accounts payable and accrued liabilities	7,053	264,761	387,089
Net cash provided by operating activities	481,253	671,169	3,065,989

Cash flows from investing activities:
Proceeds invested in trust account	(104,502,144)	(899,340)	(106,264,262)
Acquisition of fixed assets			(1,316)

Net cash used by investing activities	(104,502,144)	(899,340)	(106,265,578)

Cash flows from financing activities:
Proceeds from/(repayment of) note payable to stockholder	(150,000)
Proceeds from sale of units, net	102,422,707		102,256,446
Proceeds from issuance or warrants	2,100,000		2,100,000
Proceeds from sale of common stock to initial stockholder		-	25,000
Payment of accrued offering costs	(51,027)	-	-
Net cash provided by financing activities	104,321,680	-0-	104,381,446
Net increase (decrease) in cash	300,789	(228,171)	1,181,857
Cash at beginning of period	60,165	1,410,028	-0-
Cash at end of period	$ 360,954	$ 1,181,857	$ 1,181,857

Supplemental cash flow disclosures:
Cash paid for:
Interest	$ (1,212)	$ (827)	$ (6,090)
Income taxes	$ -0-	$ -0-	$ 1,022,000

Non-cash operating and financing activity:
Accrual of deferred offering costs	$ -0-	$ -0-	$ (212,493)
Accrued deferred underwriting fees	3,051,240	3,051,240	3,051,240
Accrued insurance installment loan	$ 87,317	$ 33,415	$ 33,415

RENAISSANCE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1.   Organization and Business Operations

Renaissance Acquisition Corp. (the "Company") was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company's fiscal year-end is December 31.

As of March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 related to the Company's formation, its initial public offering of its securities (the "IPO") which was completed in February 2007, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Note 3.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2007 and for the period from inception (April 17, 2006) to December 31, 2007 filed with the SEC and included in Form 10-K filed on March 31, 2008.

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

Deferred Taxes

The Company has recorded a deferred tax asset of $344,430 which arises from the differing book and tax treatments of expenses during the development stage.  Because management has determined that it is not more likely than not that the Company will be able to utilize the benefit of the deferred tax asset, it has recorded a valuation allowance for the full amount.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents 19.99% of the proceeds from the IPO placed in trust, interest income earned on the trust, net of tax, in excess of the $1,875,000, which has been released to the Company for operating expenses and due diligence and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3). Such amount is payable to Public Stockholders (see Note 3) who vote against a business combination and elect conversion.

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

Net Income Per Share

Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The per share effects of net potential common shares such as warrants and options, aggregating 3,901,390 (after application of the treasury stock method), have been included in the three months ended March 31, 2008. Potential common shares in connection with the underwriters' purchase option (see Note 3) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be anti-dilutive.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008, which had no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, which had no material effect on our financial statements.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (e) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

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

Note 3.   Initial Public Offering

On February 1, 2007, the Company issued and sold 15,600,000 units ("Units") in its IPO, and on February 16, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and two warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the IPO or (b) the completion of an acquisition. The Warrants will expire four years from the effective date of the IPO.   The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the "Business Combination") whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the "Public Stockholders"). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds. Interest earned on the Trust Account, net of taxes, up to $1,875,000, net of taxes, has been released to the Company for due diligence and general and administrative expenses. Through March 31, 2008, approximately $5,013,000 of interest had been earned on the trust account, of which $1,875,000 has been released to the Company to fund its working capital requirements.

The Company accreted $113,090 of interest to the common stock subject to possible conversion for the three months ended March 31, 2008, and $358,293 for the period from April 17, 2006 (inception) through March 31, 2008.  The interest is derived by the sum of the trust income less the provision for income taxes and working capital allocation, then applying the percent of common shares subject to possible conversion.

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

Note 4.   Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of March 31, 2008. The balance is held in a money market fund account.

Note 5.   Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors' and officers' liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of March 31, 2008, $33,415 was outstanding, excluding accrued interest.

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

Note 7.   Related Party Transactions

The Company pays BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business. Through March 31, 2008, $112,774 had been incurred with respect to this agreement. As of March 31, 2008, there were no outstanding management fees payable to BMD Management Company, Inc.

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

On February 1, 2007, we completed our initial public offering or IPO of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account or the Trust Account at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

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

We intend to use substantially all of the net proceeds of our IPO, (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust fund were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income totaled $486,782, $403,942, and $2,703,802 for the three months ended March 31, 2007 and March 31, 2008, and for the period from inception to March 31, 2008, respectively.

Our operating expenses totaled $67,681, $173,648, and $1,023,204 for the three months ended March 31, 2007 and March 31, 2008, and for the period from inception to March 31, 2008, respectively.

We had net interest income earned on marketable securities and held in the Trust Account of $553,632, $899,340, and $5,013,273, for the three months ended March 31, 2007 and March 31, 2008 and for the period from inception to March 31, 2008, respectively. Interest income, after $1,875,000 which has been released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.  After deduction on the amount related to the Company's income taxes payable on the interest, approximately $1,792,000 of interest income remain to be allocable, with approximately $358,000 of such amount being allocable to common shares subject to conversion.

Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

We have provided for only an effective tax rate of slightly over 33% on an inception to-date basis since a substantial portion of our interest income is from non-taxable sources.  As of March 31, 2008, there is a liability of $333,069.

The following table shows the total funds held in the trust account through March 31, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$ 104,147,840
Total interest and miscellaneous income received to date	5,013,422
Less total interest disbursed to us for working capital through March 31, 2008	(1,875,000)
Less total taxes paid through March 31, 2008	(1,022,000)
Total funds held in trust account through March 31, 2008	$ 106,264,262

As of March 31, 2008, we had approximately $1,181,857 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. We believe that we have sufficient funds to allow us to operate through January 29, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate incurring expenses for the following purposes:
o	payment of premiums associated with our directors' and officers' insurance;

o	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

o	due diligence and investigation of prospective target businesses;

o	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

o	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

o	other miscellaneous expenses including the $8,000 per month to a related party for office space and general and administrative services.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and judgments that affect the amounts reported in our financial statements. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We formulate these estimates and assumptions based on historical experience and on various other matters that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates.

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

Item 4T.   Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended March 31, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Date: May 14, 2008	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue
Barry W. Florescue
Chief Executive Officer (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350