Form 10-Q
period 2008-06-30
Renaissance Acquisition Corp.
filed 2008-08-14
CIK 1363171

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of August 13, 2008.

RENAISSANCE ACQUISITION CORP.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	December 31, 2007	June 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash	$1,410,028	$1,074,356
Prepaid expenses	19,213	524,291
Investment income receivable	8,374	786
Total current assets	1,437,615	1,599,433
Cash equivalents held in trust account	105,364,922	106,163,154
Fixed assets, net of accumulated depreciation	1,097	3,597
	$106,803,634	$107,766,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,078	$77,054
Accrued expenses	80,250	46,000
Income taxes payable		467,516
Total current liabilities	122,328	590,570
Long-term obligations:
Accrued underwriting costs	3,051,240	3,051,240
Total liabilities	3,173,568	3,641,810
Common stock subject to possible conversion,
3,586,206 shares at conversion value	20,819,153	20,819,153
Interest income attributable to common stock subject to conversion,
net of tax	245,203	404,712

Commitments and contingencies (Note 3 and 7):		-
Stockholders' equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized and none outstanding at December 31, 2007 and June 30, 2008		-

Common stock - $.0001 par value, 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion) as of December 31, 2007 and June 30, 2008	2,184	2,184
Additional paid-in capital	80,508,869	80,508,869
Earnings accumulated during the development stage	2,054,657	2,389,456
Total stockholders' equity	82,565,710	82,900,509
	$106,803,634	$107,766,184

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008	April 17, 2006 (inception) to June 30, 2008
General and administrative
expenses	$ 226,696	$ 155,744	$ 294,376	$ 329,392	$ 1,178,948
Operating loss	(226,696)	(155,744)	(294,376)	(329,392)	(1,178,948)
Other income (expense)
Interest expense	(1,611)	(556)	(2,823)	(1,383)	(6,646)
Interest income	10,927	11,472	12,970	23,617	77,206
Interest income trust account	966,143	369,641	1,519,775	1,268,982	5,382,914
Income before provision for income taxes	748,763	224,813	1,235,546	961,824	4,274,526
Provision for income taxes	(77,642)	(134,447)	(77,642)	(467,516)	(1,480,358)
Net income	$ 671,121	$ 90,366	$ 1,157,904	$ 494,308	$ 2,794,168
Less: Interest attributable to common stock subject to possible conversion, net of tax	-0-	(46,419)	-0-	(159,509)	(404,712)
Net income attributable to common stock not subject to possible conversion	$ 671,121	$ 43,947	$ 1,157,904	$ 334,799	$ 2,389,456

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	3,586,206	3,586,206	2,933,229	3,586,206
Income per share amount:
Basic and diluted	$ ..00	$ .01	$ ..00	$ .04
Weighted average shares outstanding not subject to possible conversion:
Basic and diluted	18,253,794	18,253,794	15,640,252	18,253,794
Pro forma diluted	21,614,464	22,592,670	18,181,320	22,380,466
Net income per share attributable to common stock not subject to conversion:
Basic and diluted	.04	$ .00	.07	$ .02
Pro forma diluted	.03	$ .00	.06	$ .01

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
				(Deficit)/
				Earnings
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-In	Development	Stockholders'
			Capital	Stage	Equity
Balance at April 17, 2006 (inception)	-	$-	$-	$-	$-

Sale of common stock to Founding stockholders at $.0064 per share (April 17, 2006)	3,900,000	390	24,610	-	25,000

Net loss for the period	-	-	-	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482

Sale of private placement warrants at $0.45 per warrant	-	-	2,100,000	-	2,100,000
Sale of 17,940,000 units net of offering expenses at $6.00 per unit (February 1, 2007)	17,940,000	1,794	99,203,312	-	99,205,106

Proceeds subject to possible conversion of 3,586,206 shares	-	-	(20,819,153)	-	(20,819,153)

Sale of unit purchase option	-	-	100	-	100
Accretion of trust account relating to common stock subject to possible conversion, net of tax				(245,203)	(245,203)
Net income for the year	-	-	-	2,301,378	2,301,378
Balance as of December 31, 2007	21,840,000	2,184	80,508,869	2,054,657	82,565,710

Accretion of trust account relating to common stock subject to possible conversion, net of tax				(159,509)	(159,509)
Net income for the six months ending June 30, 2008	_________			494,308	494,308
Balance as of June 30, 2008 (unaudited)	21,840,000	$2,184	$80,508,869	$2,389,456	$82,900,509

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30, 2007	Six months ended June 30, 2008	April 17, 2006 (inception) to June 30, 2008

Cash flows from operating activities:
Net income	$ 1,157,904	$ 494,308	$ 2,794,168
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	77	176	396
Deferred Taxes	(3,011)
Changes in operating assets and liabilities:
Prepaid expenses	(9,909)	(505,078)	(524,291)
Interest income receivable	(7,478)	7,588	(786)
Accounts payable and accrued liabilities	185,171	468,242	590,570
Net cash provided by operating activities	1,322,754	465,236	2,860,057

Cash flows from investing activities:
Proceeds invested in trust account	(104,534,182)	(798,232)	(106,163,154)
Acquisition of fixed assets	(1,316)	(2,676)	(3,993)

Net cash used by investing activities	(104,535,498)	(800,908)	(106,167,147)

Cash flows from financing activities:
Proceeds from/(repayment of) note payable to stockholder	(150,000)
Proceeds from sale of units, net	102,422,707		102,256,446
Proceeds from issuance or warrants	2,100,000		2,100,000
Proceeds from sale of common stock to initial stockholder		-	25,000
Payment of accrued offering costs	(51,027)	-	-
Net cash provided by financing activities	104,321,680	-0-	104,381,446
Net increase (decrease) in cash	1,108,936	(335,672)	1,074,356
Cash at beginning of period	60,165	1,410,028	-0-
Cash at end of period	$ 1,169,101	$ 1,074,356	$ 1,074,356

Supplemental cash flow disclosures:
Cash paid for:
Interest	$ (2,823)	$ (1,383)	$ (6,646)
Income taxes	$ -0-	$ 470,500	$ 1,492,500

Non-cash operating and financing activity:
Accrual of deferred offering costs	$ -0-	$ -0-	$ (212,493)
Accrued deferred underwriting fees	3,051,240	3,051,240	3,051,240
Accrued insurance installment loan	$ 74,173	$ 19,277	$ 19,277

RENAISSANCE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1.   Organization and Business Operations

Renaissance Acquisition Corp. (the "Company") was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company's fiscal year-end is December 31.

As of June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 related to the Company's formation, its initial public offering of its securities (the "IPO") which was completed in February 2007, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Note 3.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2007 and for the year ended December 31, 2007 filed with the SEC and included in the Company's Form 10-K filed with the SEC on March 31, 2008.

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

Deferred Taxes

The Company has recorded a deferred tax asset of $394,325 which arises from the differing book and tax treatments of expenses during the development stage.  Because management has determined that it is not more likely than not that the Company will be able to utilize the benefit of the deferred tax asset, it has recorded a valuation allowance for the full amount.

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

Net Income Per Share
(i)

Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued by the Company in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted earnings per share.  Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at then average market price during the period.

(ii)

The Company's statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($.00 and $46,419 for the three months ended June 30, 2007 and 2008, respectively and $.00 and $159,509 for the six months ended June 30, 2007 and 2008, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion are as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008
Weighted Average number of shares outstanding as used in computation of basic and diluted income per share	18,253,794	18,253,794	15,640,252	18,253,794
Effect of diluted securities -- warrants	3,360,670	4,338,876	2,541,068	4,126,672
Shares used in computation of pro forma diluted income per shares	21,614,464	22,592,670	18,181,320	22,380,466

At June 30, 2007 and 2008, the Company had outstanding warrants to purchase 35,880,000 shares of common stock which were included in the calculation pro forma diluted shares. For the six months ended June 30, 2007 and June 30, 2008, potential common shares in connection with the underwriters' purchase option (see Note 3) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be anti-dilutive.

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

Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R replaces SFAS No. 141, "Business Combinations" ("FAS 141"), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (e) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("FAS 160"). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company is currently assessing what the impact of the adoption of FAS 160 will be on the Company's financial position and results of operations.

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

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the "Business Combination") whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the "Public Stockholders"). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds. Interest earned on the Trust Account, up to $1,875,000, net of taxes, has been released to the Company for due diligence and general and administrative expenses. Through June 30, 2008, approximately $5,383,000 of interest had been earned on the trust account, of which $1,875,000 has been released to the Company to fund its working capital requirements.

The Company accreted $159,509 of interest to the common stock subject to possible conversion for the six months ended June 30, 2008, and $404,712 for the period from April 17, 2006 (inception) through June 30, 2008.  The interest is derived by the sum of the trust income less the provision for income taxes and working capital allocation, then applying the percent of common shares subject to possible conversion.

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

Note 4.   Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of June 30, 2008. The balance is held in a money market fund account.

Note 5.   Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors' and officers' liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of June 30, 2008, $19,277 was outstanding, excluding accrued interest.

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

Note 7.   Related Party Transactions

The Company pays BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business. Through June 30, 2008, $136,774 had been incurred with respect to this agreement. As of June 30, 2008, there were no outstanding management fees payable to BMD Management Company, Inc.

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

On February 1, 2007, we completed our initial public offering or IPO of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account, or the Trust Account, at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

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

We intend to use substantially all of the net proceeds of our IPO, (excluding deferred underwriting discounts and commissions), to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Results of Operations, Financial Condition and Liquidity

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income totaled $671,121, $90,366, $1,157,904, $494,308 and $2,794,168 for the three months ended June 30, 2007 and June 30, 2008, for the six months ended June 30, 2007 and June 30, 2008, and for the period from inception to June 30, 2008, respectively. The decrease in net income for the three months ended June 30, 2008 versus the three months ended June 30, 2007 was primarily due to the Company's transferring of its trust account assets from money market funds invested in various short term credits to United States Treasuries, which had a comparatively lower yield.

Our operating expenses totaled $226,696, $155,744, $294,376, $329,392, and $1,178,948 for the three months ended June 30, 2007 and June 30, 2008, for the six months ended June 30, 2007 and June 30, 2008, and for the period from inception to June 30, 2008, respectively.

We had net interest income earned on marketable securities and held in the Trust Account of $966,143, $369,641, $1,519,775, $1,268,982, and $5,382,914, for the three months ended June 30, 2007 and June 30, 2008, for the six months ended June 30, 2007 and June 30, 2008, and for the period from inception to June 30, 2008, respectively. Interest income, after $1,875,000 which has been released to the Company, excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.  After deduction on the amount related to the Company's income taxes payable on the interest, approximately $2,024,600 of interest income remains to be allocable, with approximately $404,700 of such amount being allocable to common shares subject to conversion.

Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

We have provided for only an effective tax rate of over 34% on an inception to-date basis.  As of June 30, 2008, there is a liability of $467,516.

The following table shows the total funds held in the trust account through June 30, 2008:
Net proceeds from our initial public offering and private placement of warrants placed in trust	$ 104,147,840
Total interest and miscellaneous income received to date	5,383,064
Less total interest disbursed to us for working capital through June 30, 2008	(1,875,000)
Less total taxes paid through June 30, 2008	(1,492,750)
Total funds held in trust account through June 30, 2008	$ 106,163,154

As of June 30, 2008, we had approximately $1,074,356 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. We believe that we have sufficient funds to allow us to operate through January 29, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate incurring expenses for the following purposes:
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

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended June 30, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Date: August 14, 2008	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue
Barry W. Florescue
Chief Executive Officer (Chief Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350