Form 10-Q
period 2008-09-30
Renaissance Acquisition Corp.
filed 2008-11-13
CIK 1363171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,840,000 shares issued and outstanding as of October 31, 2008.

RENAISSANCE ACQUISITION CORP.

PART I.
FINANCIAL INFORMATION

       Item 1. Financial Statements

RENAISSANCE ACQUISITION CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash	$1,410,028	$870,793
Prepaid expenses	19,213	89,857
Investment income receivable	8,374	—
Total current assets	1,437,615	960,650
Cash equivalents held in trust account	105,364,922	106,407,992
Fixed assets, net of accumulated depreciation	1,097	3,397
	$106,803,634	$107,372,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,078	$855,375
Accrued expenses	80,250	69,000
Total current liabilities	122,328	924,375
Long-term obligations:
Accrued underwriting costs	3,051,240	3,051,240
Total liabilities	3,173,568	3,975,615
Common stock subject to possible conversion, 3,586,206 shares at conversion value	20,819,153	20,819,153
Interest income attributable to common stock subject to conversion, net of tax	245,203	453,705

Commitments and contingencies (Note 3 and 7):		—
Stockholders’ equity:
Preferred stock - $.0001 par value, 1,000,000 shares authorized and none outstanding at December 31, 2007 and September 30, 2008		—
Common stock - $.0001 par value, 72,000,000 shares authorized, 21,840,000 issued and outstanding (including 3,586,206 shares subject to possible conversion) as of December 31, 2007 and September 30, 2008	2,184	2,184
Additional paid-in capital	80,508,869	80,508,869
Earnings accumulated during the development stage	2,054,657	1,612,513
Total stockholders’ equity	82,565,710	82,123,566
	$106,803,634	$107,372,039

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	April 17, 2006 (inception) to September 30, 2008

General and administrative expenses	$466,888	$994,357	$761,264	$1,323,749	$2,173,305
Operating loss	(466,888)	(994,357)	(761,264)	(1,323,749)	(2,173,305)
Other income (expense)
Interest expense	(1,352)	(281)	(4,175)	(1,664)	(6,927)
Interest income	20,263	6,073	33,234	29,690	83,279
Interest income trust account	1,268,684	407,398	2,788,458	1,676,380	5,790,312
Income (loss) before provision for income taxes	820,707	(581,167)	2,056,253	380,657	3,693,359
Provision for income taxes	(542,803)	(146,783)	(623,456)	(614,299)	(1,627,141)
Net income (loss)	$277,904	$(727,950)	$1,432,797	$(233,642)	$2,066,218
Less: Interest attributable to common stock subject to possible conversion, net of tax	(57,972)	(48,993)	(57,972)	(208,502)	(453,705)
Net income (loss) attributable to common stock not subject to possible conversion	$219,932	$(776,943)	$1,374,825	$(442,144)	$1,612,513
Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	3,586,206	3,586,206	3,153,280	3,586,206
Income per share amount:
Basic and diluted	$.02	$.01	$.02	$.06
Weighted average shares outstanding not subject to possible conversion:
Basic and diluted	18,253,794	18,253,794	16,521,006	18,253,794
Pro forma diluted	21,999,710	23,037,729	19,468,103	22,601,153
Net income (loss) per share attributable to common stock not subject to conversion:
Basic and diluted	.01	($ .04)	.08	($ .02)
Pro forma diluted	.01	($ .03)	.07	($ .02)

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Deficit)/ Earnings Accumulated During the DevelopmentStage

			Additional Paid-In Capital		Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at April 17, 2006 (inception)	—	—	—	—	—

Sale of common stock to founding stockholders at $.0064 per share (April 17, 2006)	3,900,000	390	24,610	—	25,000

Net loss for the period	—	—	—	(1,518)	(1,518)

Balance as of December 31, 2006	3,900,000	390	24,610	(1,518)	23,482

Sale of private placement warrants at $0.45 per warrant	—	—	2,100,000	—	2,100,000
Sale of 17,940,000 units net of offering expenses at $6.00 per unit (February 1, 2007)	17,940,000	1,794	99,203,312	—	99,205,106
Proceeds subject to possible conversion of 3,586,206 shares	—	—	(20,819,153)	—	(20,819,153)

Sale of unit purchase option	—	—	100	—	100
Accretion of trust account relating to common stock subject to possible conversion, net of tax				(245,203)	(245,203)
Net income for the year	—	—	—	2,301,378	2,301,378

Balance as of December 31, 2007	21,840,000	2,184	80,508,869	2,054,657	82,565,710
Accretion of trust account relating to common stock subject to possible conversion, net of tax				(208,502)	(208,502)
Net loss for the nine months ending September 30, 2008				(233,642)	(233,642)

Balance as of September 2008 (unaudited)	21,840,000	$2,184	$80,508,869	$1,612,513	$82,123,566

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	April 17, 2006 (inception) to September 30, 2008

Cash flows from operating activities:
Net income (loss)	$1,432,797	$(233,642)	$2,066,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142	376	596
Changes in operating assets and liabilities:
Prepaid expenses	(9,843)	(70,644)	(704,156)
Interest income receivable	(9,360)	8,374	—
Accounts payable and accrued liabilities	985,029	802,047	1,538,674
Net cash provided by operating activities	2,398,765	506,511	2,901,332

Cash flows from investing activities:
Proceeds invested in trust account	(105,061,449)	(1,043,070)	(106,407,992)
Acquisition of fixed assets	(1,316)	(2,676)	(3,993)
Net cash used by investing activities	(105,062,765)	(1,045,746)	(106,411,985)

Cash flows from financing activities:
Proceeds from/(repayment of) note payable to stockholder	(150,000)	—	—
Proceeds from sale of units, net	102,371,680	102,256,446
Proceeds from issuance or warrants	2,100,000	2,100,000
Proceeds from sale of common stock to initial stockholder	—	—	25,000
Net cash provided by financing activities	104,321,680	-0	-	104,381,446
Net increase (decrease) in cash	1,657,680	(539,235)	870,793
Cash at beginning of period	60,165	1,410,028	-0	-
Cash at end of period	$1,717,845	$870,793	$870,793

Supplemental cash flow disclosures:
Cash paid for:
Interest	$(4,175)	$(1,664)	$(6,927)
Income taxes	$-0	-	$632,810	$1,655,310

Non-cash operating and financing activity:
Accrual of deferred offering costs	$-0	-	$-0	-	$(212,493)
Accrued deferred underwriting fees	3,051,240	-0	-	3,051,240
Accrued insurance installment loan	$60,833	$-0	-	$4,864

See notes to the financial statements.

RENAISSANCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF THE PERIOD ENDED SEPTEMBER 30, 2008

Note 1.  Organization and Business Operations

Renaissance Acquisition Corp. (the “Company”) was incorporated in Delaware on April 17, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company’s fiscal year-end is December 31.

As of September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, its initial public offering of its securities (the “IPO”) which was completed in February 2007, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Notes 3 and 9.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2007 and for the year ended December 31, 2007 filed with the SEC and included in the Company’s Form 10-K filed with the SEC on March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

•	Level I — Quoted prices in active markets for identical assets or liabilities.

•   Level 2— Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash and investments held in the trust account were estimated using Level I inputs and the carrying value approximates the fair value because of their nature and respective duration.

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

Deferred Taxes

The Company has recorded a deferred tax asset of $759,846 which arises from the differing book and tax treatments of expenses during the development stage.  Because management has determined that it is not more likely than not that the Company will be able to utilize the benefit of the deferred tax asset, it has recorded a valuation allowance for the full amount.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents 19.99% of the proceeds from the IPO placed in trust, interest income earned on the trust, net of tax, in excess of the $1,875,000 that has been released to the Company for operating expenses and due diligence and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3). Such amount is payable on a pro-rata basis upon consummating a business combination to Public Stockholders (see Note 3) who vote against a business combination and elect conversion.

Derivative Financial Instruments

Potential derivative financial instruments consist of warrants issued as part of the IPO and a unit purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the unit purchase option were not required to be recorded as derivative liabilities and are reported in stockholders’ equity. Accordingly, there is no impact on the Company’s financial position and results of operations, except for the $100 in proceeds from the sale of the unit purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and unit purchase option continue to be classified as equity instruments.

At the date of issuance, the Company determined the unit purchase option had a fair market value of approximately $2,333,500 using a Black-Scholes pricing model.

Net Income (Loss) Per Share

The weighted average number of shares used in the basic and diluted net income (loss) per share for shares outstanding not subject to possible conversion are as follows:

Net income (loss) per share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued by the Company in the IPO and sponsor warrants are contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted net income (loss) per share.  Pro forma diluted net income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the then average market price during the period.

The Company’s statements of operations include a presentation of net income (loss) per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income (loss) per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($57,972 and $48,993 for the three months ended September 30, 2007 and 2008, respectively, and $57,972 and $208,502 for the nine months ended September 30, 2007 and 2008, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income (loss) per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008

Weighted average number of shares outstanding as used in computation of basic and diluted net income (loss) per share	18,253,794	18,253,794	16,521,006	18,253,794
Effect of diluted securities -- warrants	3,745,916	4,783,935	2,947,097	4,347,359
Shares used in computation of pro forma diluted net income (loss) per shares	21,999,710	23,037,729	19,468,103	22,601,153

At September 30, 2007 and 2008, the Company had outstanding warrants to purchase 35,880,000 shares of common stock, which were included in the calculation of pro forma diluted shares. For the nine months ended September 30, 2007 and September 30, 2008, potential common shares in connection with the underwriters’ purchase option (see Note 3) aggregating 1,950,000 and the insider warrants aggregating 4,666,667 have not been included because the effect would be anti-dilutive.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 effective January 1, 2007, which had no material effect on our financial statements.  The only year for which we have filed income tax returns is 2006, and such tax returns are open to examination by the major taxing jurisdiction to which we are subject.  The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.  Any subsequent change in classification of such interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We adopted SFAS 157 effective January 1, 2008, which had no material effect on our financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Company adopted this guidance effective July 1, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008, which had no material effect on our financial statements.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces SFAS No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines which information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FAS 160 on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 will be effective following approval by the Securities and Exchange Commission (“SEC”). The FASB does not expect the issuance of SFAS 162 to result in a change in current practice. The Company is currently evaluating the impact, if any, that SFAS 162 will have on its financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

 Note 3.  Initial Public Offering

On February 1, 2007, the Company issued and sold 15,600,000 units (“Units”) in its IPO, and on February 16, 2007, the Company issued and sold an additional 2,340,000 Units that were subject to the underwriters’ over-allotment option. Each Unit consists of one share of common stock and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the effective date of the IPO or (b) the completion of an acquisition. The Warrants will expire four years from the effective date of the IPO.   The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The public offering price of each Unit was $6.00, and the gross proceeds of the IPO were $107,640,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $102,047,840 was deposited into a trust account (the “Trust Account”), which amount included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 in underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $781,000 for offering expenses. In addition, the Company deposited into the Trust Account $2,100,000 that it received from the issuance and sale of 4,666,667 Warrants (exercisable at $6.00 per share) to RAC Partners LLC, an entity controlled by Barry Florescue, our Chairman and Chief Executive Officer, and Charles Miersch and Morton Farber, two of our Directors, on February 1, 2007.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 650,000 Units for $7.50 per Unit. These units are identical to the Units issued in the IPO. This option may be exercised for cash or on a “cashless basis” and expires February 1, 2012.

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of the Company’s net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by January 29, 2009, the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds. Interest earned on the Trust Account, up to $1,875,000, net of taxes, has been released to the Company for due diligence and general and administrative expenses. Through September 30, 2008, approximately $5,790,000 of interest had been earned on the trust account, of which $1,875,000 has been released to the Company to fund its working capital requirements.

The Company accreted $208,502 of interest to the common stock subject to possible conversion for the nine months ended September 30, 2008, and $453,705 for the period from April 17, 2006 (inception) through September 30, 2008.  The interest is derived from the sum of the trust income less the provision for income taxes and working capital allocation, then applying the percent of common shares subject to possible conversion.

The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders, and the Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company’s stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account inclusive of any interest subject to the amounts allocable for due diligence, general and administrative expenses and income taxes described above (calculated as of two business days prior to the consummation of the proposed Business Combination), divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the Pre-IPO Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination prior to January 29, 2009.

Note 4.  Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did have cash on deposit exceeding the insured limit as of September 30, 2008. The balance is held in a money market fund account.

Note 5.  Installment Loan

The Company has an installment loan from First Insurance Funding Corp. of N.Y. for the sole purpose of financing its insurance policy for directors’ and officers’ liability. The loan requires 21 installment payments of $4,898 beginning on February 28, 2007. As of September 30, 2008, $4,864 was outstanding, excluding accrued interest.

The installment loan bears interest at 7.75% per annum and is payable from the funds transferred from earnings of the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods.

Note 6.  Note Payable to Founding Stockholder

On April 30, 2006, the Company issued a $150,000 unsecured promissory note to Barry W. Florescue, the Company’s Chairman and Chief Executive Officer (the “Note”). The Note was non-interest bearing and was payable on the earlier of April 30, 2007 or the consummation of the IPO. The Note was repaid with the proceeds of the IPO on February 1, 2007.

Note 7.  Related Party Transactions

The Company pays BMD Management Company, Inc. a fee of $8,000 per month for office space and general and administrative services pursuant to an agreement between the Company and BMD Management Company, Inc. with a term beginning on January 29, 2007 and ending on the effective date of the acquisition of a target business. Through September 30, 2008, $160,774 had been incurred with respect to this agreement. As of September 30, 2008, there were no outstanding management fees payable to BMD Management Company, Inc.

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

The Company’s Chairman and Chief Executive Officer has also entered into an agreement with Ladenburg Thalmann & Co. Inc., the lead underwriter for the IPO, pursuant to which he, or an entity or entities he controls, will place limit orders for $12 million of the Company’s common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved.  If he purchases shares of common stock pursuant to this agreement, he will be entitled to vote such shares as he chooses on a proposal to approve a business combination which may influence whether or not a business combination is approved.

Note 8.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9. Entry Into Definitive Merger Agreement

On September 13, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect a reverse acquisition of First Communications, Inc. (“First Communications”). If the Merger is consummated, First Communications shareholders will receive an aggregate of 18,460,000 shares of our common stock and the right to receive up to an aggregate of an additional (i) 9,950,000 shares of our common stock if certain conditions relating to EBITDA are satisfied (as further described in the following paragraph) and (ii) 8,500,000 shares of our common stock if the last sales price of our common stock has been at least $8.50 per share on 20 trading days within any 30 trading day period ending on January 28, 2011 (“Warrant Condition”). In addition, holders of First Communications’ preferred stock would receive an aggregate of $15.0 million in cash consideration, together with an accrued dividend of 12% per annum, pro rated and calculated from September 28, 2008, in exchange for their shares. If the Companye does not consummate this transaction by January 29, 2009, it will be required by its governing documents to liquidate.

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

On February 1, 2007, we completed our initial public offering or IPO of 15,600,000 units, and on February 16, 2007, we completed the sale of an additional 2,340,000 units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock and two warrants entitling the holder to purchase one share of our common stock at a price of $5.00. The public offering price of each unit was $6.00, and we generated gross proceeds of $107,640,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $102,047,840 into a trust account, or the Trust Account, at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $3,051,240 of deferred underwriting fees; (ii) the underwriters received $4,811,160 in underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $781,000 for offering expenses. In addition, we deposited into the Trust Account $2,100,000 that we received from the issuance and sale of 4,666,667 warrants to RAC Partners LLC, an entity controlled by Barry W. Florescue, our chairman and chief executive officer, and Charles Miersch and Morton Farber, directors on January 29, 2007.

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

We intend to use substantially all of the net proceeds of our IPO (excluding deferred underwriting discounts and commissions) to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of a business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Entry Into Definitive Merger Agreement

                 On September 13, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, FCI Merger Sub I, Inc., our wholly owned subsidiary (“Merger Sub I”), FCI Merger Sub II, LLC, our wholly owned subsidiary (“Merger Sub II”), First Communications, Inc. ( “First Communications”) and The Gores Group LLC, solely in its capacity as the exclusive representative of the stockholders of First Communications (“Stockholders’ Representative”), which, among other things, provides for the merger of Merger Sub I with and into First Communications, with First Communications continuing as the surviving corporation (“First Merger”), and First Communications immediately thereafter merging with and into Merger Sub II, with Merger Sub II continuing as the surviving limited liability company (“Second Merger,” and together with the First Merger, the “Merger”).. If the Merger is consummated, First Communications shareholders will receive an aggregate of 18,460,000 shares of our common stock and the right to receive up to an aggregate of an additional (i) 9,950,000 shares of our common stock if certain conditions relating to EBITDA are satisfied (as further described in the following paragraph) and (ii) 8,500,000 shares of our common stock if the last sales price of our common stock has been at least $8.50 per share on 20 trading days within any 30 trading day period ending on January 28, 2011 (“Warrant Condition”). In addition, holders of First Communications’ preferred stock would receive an aggregate of $15.0 million in cash consideration, together with an accrued dividend of 12% per annum, pro rated and calculated from September 28, 2008, in exchange for their shares.

EBITDA Condition

9,950,000 shares of our common stock will be distributed to First Communications’ stockholders if, for any fiscal quarter from September 13, 2008 through June 30, 2011, First Communications or the post-merger combined company has an annualized adjusted EBITDA equal to or greater than the EBITDA target. EBITDA is defined as income before provision for income taxes, plus interest expense, less interest income, plus depreciation and amortization, plus amortization of intangible assets, plus any expenses arising solely from the Merger charged to income in such fiscal quarter, and will be calculated for an applicable fiscal quarter based on the unaudited reviewed financial statements of First Communications or the post-merger combined company. The EBITDA target is $50 million plus the sum of any target increases, which will be 1/7 of the aggregate consideration paid by First Communications prior to the Merger or the post-merger combined company, as applicable, for any acquisition consummated between September 13, 2008 and June 30, 2011, other than the acquisition of GCI Globalcom Holdings, Inc. (“Globalcom”), a Chicago based telecom company acquired by First Communications on October 1, 2008. In determining whether the EBITDA Condition has been satisfied for the fiscal quarter during which such acquisition is consummated, the target increase will be 1/7 of such aggregate consideration multiplied by a fraction (A) the numerator of which shall be the number of days beginning on the date of the consummation of such acquisition and ending on the last day of such fiscal quarter and (B) the denominator of which shall be the total number of days in such fiscal quarter.

If the EBITDA Condition is not satisfied by June 30, 2011, then we and the Stockholders’ Representative will deliver joint written instructions to the escrow agent to release the remaining shares held in escrow pursuant to the EBITDA Condition to us on August 31, 2011 and such securities will be cancelled.

First Communications Warrants

As of September 1, 2008, First Communications had the following outstanding:

•	warrants to purchase a total of 5,333,333 shares of First Communications common stock at an exercise price of $0.05 per share expiring on July 2, 2012 (“T1 Warrants”);
•

 warrants to purchase a total of 8,000,000 shares of First Communications common stock at an exercise price of $7.50 per share and an expiration date of three years following the redemption of all of the First Communications Series A Preferred Stock (“Series A Preferred Stock”) held by the holder of such warrant (“T2 Warrants”); and

•

warrants to purchase a total of 2,000,000 shares of First Communications common stock at an exercise price of $7.50 per share and an expiration date of three years following the redemption of all of the Series A Preferred Stock (“T3 Warrants”).

Each of the holders of the T1 Warrants has agreed pursuant to a separate agreement irrevocably to make a cashless exercise of their T1 Warrants, immediately prior to and conditionally upon, the closing of the Merger. First Communications common stock will have a fair market value of $5.00 for purposes of this cashless exercise. Each share of First Communications common stock which a holder of a T1 warrant receives upon the exercise of the T1 Warrants will be converted into the right to receive the same merger consideration as the First Communications stockholders. An aggregate of 3,028,661 shares of our common stock will be issued to the holders of T1 Warrants. Additionally, they will be eligible to receive their proportionate share of any shares issued pursuant to the satisfaction of the Warrant Condition and the EBITDA Condition, which are described above.

Certain holders of the T2 Warrants and T3 Warrants have entered into exchange agreements pursuant to which they will receive a new warrant entitling them to receive with respect to each share of First Communications common stock for which a T2 Warrant or T3 Warrant is exercisable (A) the right to acquire 0.25 shares of our common stock exercisable at $9.00 per share expiring on January 28, 2011 for a total number of new warrants not to exceed 2,500,000 in the aggregate and (B) the right to receive 1/10th of a share of our common stock upon the satisfaction of the Warrant Condition for a total number of shares of our common stock not to exceed 1,000,000 in the aggregate. We will deposit into the escrow account up to 1,000,000 shares of its common stock to satisfy the Warrant Condition obligation to the T2 and T3 Warrant Holders. In the event that Warrant Condition is not satisfied by January 28, 2011, then on January 31, 2011, all the shares deposited into the escrow account to will be released to us and cancelled.

We anticipate that all T2 Warrant Holders will enter into the exchange agreement. Under the Merger Agreement, First Communications is obligated to use its reasonable efforts to cause all remaining holders of the T3 Warrants who have not previously exercised their T3 Warrants, to exercise and exchange these warrants on the same terms and conditions as the exercising holders pursuant to the exchange agreement. To the extent such holders still do not exercise their rights, such T3 Warrants will remain outstanding in accordance with their terms. As all of the shares of Series A Preferred Stock are being redeemed upon consummation of the Merger, any T3 warrants remaining outstanding after the Merger will expire three years from the date of the Merger.

The Merger Agreement contains customary representations and warranties by each of the parties. The representations and warranties do not survive the closing.

We and First Communications have agreed to operate in the ordinary course and to refrain from taking certain material prohibited actions without obtaining the other party’s prior written consent (which shall not be unreasonably withheld) until the consummation of the Merger. Until the termination of the Merger Agreement or the consummation of the Merger, the parties have agreed not to encourage, solicit, initiate, engage or participate in negotiations regarding an alternate transaction. The parties have agreed to use commercially reasonable efforts to consummate the transaction, including commercially reasonable efforts by us to obtain the requisite stockholder approval. We and First Communications will provide to each other reasonable access to their properties, books, records, advisors, accountants, counsel and other representatives and to all information reasonably requested by each other.

We have filed a proxy statement/prospectus with the U.S. Securities and Exchange Commission for the purpose of (i) soliciting proxies from our stockholders for the purpose of obtaining the requisite approval of the Merger Agreement and the transactions contemplated thereby at a meeting of our stockholders to be called and held for such purpose and (ii) registering the shares to be issued to First Communication’s security holders in connection with the Merger. We expect that a special stockholders meeting to vote on the Merger and the related proposals will be scheduled before January 29, 2009.

Our obligations, on the one hand, and First Communications’ obligations, on the other hand, to consummate the transaction are subject to the following closing conditions: (i) we shall have obtained the approval of our stockholders with respect to the transaction, (ii) holders of less than 20% of our common stock shall have exercised their rights to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account, (iii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) no statute, rule, regulation, decree, injunction or order of any governmental entity which prohibits the consummation of the transaction shall have been enacted, issued or entered, (v) the accuracy of representations and warranties of the other parties, (vi) performance and compliance by the other parties with their respective agreements and covenants, and (vii) the execution of related transaction agreements. In addition, the obligation of us and First Communications to consummate the transaction is also subject to (x) an absence of a material adverse effect on either party and (b) us having made appropriate arrangements reasonably satisfactory to First Communications to have the trust account (which shall contain no less than $81 million) disbursed to us and First Communications upon the closing.

Termination

The Merger Agreement may be terminated, among other reasons, at any time prior to Closing:
•	by mutual written consent of us and First Communications;
•	by either us or First Communications if the Merger is not consummated on or before January 29, 2009;
•

by either us or First Communications if a governmental authority has enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order, in each case, which has become final and non-appealable, and which permanently restrains, enjoins or otherwise prohibits the Merger;

•

by either us or First Communications if, at our special meeting (including any adjournments thereof), the Merger shall fail to be approved and adopted by the affirmative vote of the holders of Renaissance common stock required under our amended and restated certificate of incorporation, or the holders of 20% or more of our public shares outstanding as of the record date of our special meeting exercise their rights to convert the shares of our common stock held by them into cash in accordance with our amended and restated certificate of incorporation; or

•

by either us or First Communications, if such party is not in material breach of its obligations under the Merger Agreement and there has been a material breach of the representations and warranties, covenants or agreements by the other party and such breach has not been cured within 30 days after written notice to the breaching party, if curable.

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the reference to the Merger Agreement, a copy of which was filed as Exhibit 10.1 in our Current Report on Form 8-K filed on September 17, 2008, which is incorporated herein by reference.

For additional information about the Merger, please see our preliminary registration statement on Form S-4, which was filed with the Securities and Exchange Commission on October 20, 2008.

Results of Operations, Financial Condition and Liquidity

Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering.

Net income (loss) totaled $277,904, ($727,950), $1,432,797, ($233,642) and $2,066,218 for the three months ended September 30, 2007 and September 30, 2008, for the nine months ended September 30, 2007 and September 30, 2008 and for the period from inception to September 30, 2008, respectively. The decrease in net income for the three months ended September 30, 2008 versus the three months ended September 30, 2007 was primarily due to the Company’s transferring of its trust account assets from money market funds invested in various short term credits to United States Treasuries, which had a comparatively lower yield.

Our operating expenses totaled $466,888, $994,357, $761,264, $1,323,749 and $2,173,305 for the three months ended September 30, 2007 and September 30, 2008, for the nine months ended September 30, 2007 and September 30, 2008 and for the period from inception to September 30, 2008, respectively.

We had net interest income earned on marketable securities and held in the trust account of $1,268,684, $407,398, $2,788,458, $1,676,380, and $5,790,312, for the three months ended September 30, 2007 and September 30, 2008, for the nine months ended September 30, 2007 and September 30, 2008 and for the period from inception to September 30, 2008, respectively. Interest income, after $1,875,000, which has been released to us, excludes earnings on funds held in our trust account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.  After deduction of the amount related to our income taxes payable on the interest, approximately $2,269,700 of interest income remains to be allocable, with approximately $453,700 of such amount being allocable to common shares subject to conversion.

Interest expense for the periods presented relates to the borrowings from the installment loan for insurance.

We have only provided for an effective tax rate of over 44% on an inception to-date basis.  As of September 30, 2008, there is an estimated liability of $614,299 which is fully provided for by estimated payments.

The following table shows the total funds held in the trust account through September 30, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$ 104,147,840
Total interest and miscellaneous income received to date	5,790,462
Less total interest disbursed to us for working capital through September 30, 2008	(1,875,000)
Less total taxes paid through September 30, 2008	(1,655,310)
Total funds held in trust account through September 30, 2008	$ 106,407,992

As of September 30, 2008, we had approximately $870,793 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. We believe that we have sufficient funds to allow us to operate through January 29, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate incurring expenses for the following purposes:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is also the principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also the principal financial officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the fiscal quarter ended September 30, 2008.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1

Agreement and Plan of Merger dated as of September 13, 2008, among Renaissance Acquisition Corp., FCI Merger Sub I, Inc., FCI Merger Sub II, LLC, First Communications, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission by Renaissance Acquisition Corp. on September 17, 2008)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.1

Joint Press Release of First Communications, Inc. and Renaissance Acquisition Corp. dated as of September 15, 2008 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission by Renaissance Acquisition Corp. on September 17, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2008	RENAISSANCE ACQUISITION CORP.

	By:	/s/ Barry W. Florescue
Barry W. Florescue
Chief Executive Officer (Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Agreement and Plan of Merger dated as of September 13, 2008, among Renaissance Acquisition Corp., FCI Merger Sub I, Inc., FCI Merger Sub II, LLC, First Communications, Inc. and the stockholder representative named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission by Renaissance Acquisition Corp. on September 17, 2008)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.1

Joint Press Release of First Communications, Inc. and Renaissance Acquisition Corp. dated as of September 15, 2008 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission by Renaissance Acquisition Corp. on September 17, 2008)